Form 10-Q
period 2013-12-31
HF FINANCIAL CORP
filed 2014-02-07
CIK 881790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of January 31, 2014, there were 7,055,440 shares of the registrant's common stock outstanding.

Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements
HF FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(DOLLARS IN THOUSANDS, except share data)

	December 31, 2013	June 30, 2013
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents	$26,188	$21,352
Investment securities available for sale	396,468	424,481
Investment securities held to maturity	15,593	—
Correspondent bank stock	7,031	8,936
Loans held for sale	3,969	9,169

Loans and leases receivable	745,795	695,771
Allowance for loan and lease losses	(10,605)	(10,743)
Loans and leases receivable, net	735,190	685,028

Accrued interest receivable	6,446	5,301
Office properties and equipment, net of accumulated depreciation	13,568	13,853
Foreclosed real estate and other properties	320	564
Cash value of life insurance	20,309	19,965
Servicing rights, net	11,365	10,987
Goodwill and intangible assets, net	4,883	4,938
Other assets	13,028	12,938
Total assets	$1,254,358	$1,217,512
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits	$964,186	$898,761
Advances from Federal Home Loan Bank and other borrowings	138,323	167,163
Subordinated debentures payable to trusts	24,837	24,837
Advances by borrowers for taxes and insurance	15,022	12,595
Accrued expenses and other liabilities	14,293	16,885
Total liabilities	1,156,661	1,120,241
Stockholders' equity
Preferred stock, $.01 par value, 500,000 shares authorized, none outstanding	—	—
Series A Junior Participating Preferred Stock, $1.00 stated value, 50,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, 10,000,000 shares authorized, 9,138,895 and 9,138,475 shares issued at December 31, 2013 and June 30, 2013, respectively	91	91
Additional paid-in capital	46,135	46,096
Retained earnings, substantially restricted	87,828	86,266
Accumulated other comprehensive (loss), net of related deferred tax effect	(5,460)	(4,285)
Less cost of treasury stock, 2,083,455 shares at December 31, 2013 and June 30, 2013	(30,897)	(30,897)
Total stockholders' equity	97,697	97,271
Total liabilities and stockholders' equity	$1,254,358	$1,217,512
See accompanying notes to unaudited consolidated financial statements.

HF FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Interest, dividend and loan fee income:
Loans and leases receivable	$8,657	$8,804	$16,959	$17,810
Investment securities and interest-earning deposits	1,486	1,028	2,383	2,265
	10,143	9,832	19,342	20,075
Interest expense:
Deposits	1,020	1,199	2,036	2,605
Advances from Federal Home Loan Bank and other borrowings	1,336	1,463	2,743	2,952
	2,356	2,662	4,779	5,557
Net interest income	7,787	7,170	14,563	14,518
Provision (benefit) for losses on loans and leases	(257)	128	19	(172)
Net interest income after provision for losses on loans and leases	8,044	7,042	14,544	14,690
Noninterest income:
Fees on deposits	1,587	1,464	3,255	3,560
Loan servicing income, net	809	(450)	1,429	(490)
Gain on sale of loans	621	1,411	1,415	2,433
Earnings on cash value of life insurance	207	206	412	411
Trust income	210	190	413	384
Commission and insurance income	308	125	631	319
Gain on sale of securities, net	85	—	358	1,822
Other	102	106	197	(1,261)
	3,929	3,052	8,110	7,178
Noninterest expense:
Compensation and employee benefits	5,237	4,784	10,727	9,715
Occupancy and equipment	1,040	1,002	2,082	2,071
FDIC insurance	234	201	441	411
Check and data processing expense	778	762	1,513	1,579
Professional fees	405	536	1,131	1,179
Marketing and community investment	306	304	620	672
Foreclosed real estate and other properties, net	121	206	256	309
Other	657	661	1,336	1,341
	8,778	8,456	18,106	17,277
Income before income taxes	3,195	1,638	4,548	4,591
Income tax expense	1,025	605	1,399	1,481
Net income	$2,170	$1,033	$3,149	$3,110

Basic earnings per common share	$0.31	$0.15	$0.45	$0.44
Diluted earnings per common share	0.31	0.15	0.45	0.44
Dividend declared per common share	0.11	0.11	0.23	0.23
See accompanying notes to unaudited consolidated financial statements.

HF FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Net income	$2,170	$1,033	$3,149	$3,110
Other comprehensive income (loss), net of tax:
Investment securities available for sale:
Change in unrealized gains (losses) on other securities	373	(656)	(1,805)	738
Reclassification adjustment:
Security (gains) recognized in earnings	(85)	—	(358)	(1,822)
Income tax (expense) benefit	(109)	249	822	412
Other comprehensive income (loss) on investment securities available for sale	179	(407)	(1,341)	(672)
Cash flow hedging activities-interest rate swap contracts:
Net unrealized gains	156	223	252	298
Reclassification adjustment:
Hedge losses recognized in earnings	—	—	—	1,456
Income tax (expense)	(53)	(75)	(86)	(658)
Other comprehensive income on cash flow hedging activities-interest rate swap contracts	103	148	166	1,096
Total other comprehensive income (loss)	282	(259)	(1,175)	424
Comprehensive income	$2,452	$774	$1,974	$3,534
See accompanying notes to unaudited consolidated financial statements.

HF FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

	Six Months Ended
	December 31,
	2013	2012
Cash Flows From Operating Activities
Net income	$3,149	$3,110
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Provision (benefit) for losses on loans and leases	19	(172)
Provision (benefit) for allowance on servicing rights	(875)	970
Depreciation	875	874
Amortization of intangible assets	55	—
Amortization of discounts and premiums on investment securities and other	4,032	3,961
Stock-based compensation	39	245
Net change in loans held for resale	6,615	501
(Gain) on sale of loans	(1,415)	(2,433)
Realized (gain) on sale of investment securities, net	(358)	(1,822)
(Gain) loss and provision for losses on foreclosed real estate and other properties, net	64	(42)
Loss on disposal of office properties and equipment, net	6	6
Change in other assets and liabilities	(3,681)	(3,348)
Net cash provided by operating activities	8,525	1,850
Cash Flows From Investing Activities
Net change in loans and leases outstanding	(50,540)	6,520
Purchases of investment securities	(85,806)	(101,697)
Proceeds from sales, maturities and repayments of investment securities	93,395	118,455
Purchases of correspondent bank stock	(17,010)	(5,031)
Proceeds from redemption of correspondent bank stock	18,915	5,520
Purchases of office properties and equipment	(597)	(662)
Proceeds from sale of foreclosed real estate and other properties	529	736
Purchases of servicing rights from external sources	—	(3)
Net cash provided by (used in) investment activities	(41,114)	23,838
Cash Flows From Financing Activities
Net increase (decrease) in deposits	65,425	39,232
Proceeds of advances from Federal Home Loan Bank and other borrowings	443,628	116,072
Payments on advances from Federal Home Loan Bank and other borrowings	(472,468)	(127,050)
Increase in advances by borrowers	2,427	2,227
Proceeds from issuance of common stock	—	43
Cash dividends paid	(1,587)	(1,588)
Net cash provided by financing activities	37,425	28,936
Increase in cash and cash equivalents	4,836	54,624
Cash and Cash Equivalents
Beginning	21,352	50,334
Ending	$26,188	$104,958

Supplemental Disclosure of Cash Flows Information
Cash payments for interest	$5,173	$5,875
Cash payments for income and franchise taxes	1,552	181
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
The accompanying consolidated balance sheet as of June 30, 2013, which has been derived from audited financial statements, and the unaudited consolidated interim financial statements have been prepared in accordance with GAAP and reflect all adjustments that are, in the opinion of management, necessary for the fair presentation of the financial position and results of operations for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the six months ended December 31, 2013 are not necessarily indicative of the results that may be expected for the year ending June 30, 2014.
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

Management has evaluated subsequent events for potential disclosure or recognition through February 7, 2014, the date of the filing of the consolidated financial statements with the Securities and Exchange Commission.

Reclassification

Certain balances in the consolidated financial statements from prior periods have been reclassified to conform to the current period's presentation.

NOTE 2—REGULATORY CAPITAL
The following table summarizes the Bank's compliance with its minimum regulatory capital requirements at December 31, 2013:

	Amount	Percent
Tier I (core) capital (to adjusted total assets):
Required	$62,528	5.00%
Actual	117,864	9.42
Excess over required	55,336	4.42

Total risk-based capital (to risk-weighted assets):
Required	83,874	10.00
Actual	128,300	15.30
Excess over required	44,426	5.30

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
Following is a reconciliation of the income available to common shareholders and common stock share amounts used in the calculation of basic and diluted EPS for the periods presented:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Net income	$2,170	$1,033	$3,149	$3,110

Basic EPS:
Weighted average number of common shares outstanding	7,055,312	7,055,591	7,055,166	7,053,380
Basic earnings per common share	$0.31	$0.15	$0.45	$0.44

Diluted EPS:
Weighted average number of common shares outstanding	7,055,312	7,055,591	7,055,166	7,053,380
Common share equivalents—Stock Options / Stock Appreciation Rights (SARs) under employee compensation plans/warrant	1,921	1,670	2,045	1,753
Weighted average number of common shares and common share equivalents	7,057,233	7,057,261	7,057,211	7,055,133
Diluted earnings per common share	$0.31	$0.15	$0.45	$0.44

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

NOTE 4—INVESTMENT SECURITIES
The amortized cost and fair value of investments in securities classified as available for sale and held to maturity according to management's intent, are as follows:

	December 31, 2013
	Adjusted Carrying Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Investment securities available for sale:
Debt securities:
U.S. government agencies	$15,770	$—	$(218)	$15,552
Municipal bonds	10,985	106	(59)	11,032
	26,755	106	(277)	26,584
Equity securities:
FNMA(1)	—	—	—	—
Federal Ag Mortgage	7	8	—	15
Other investments	253	—	—	253
	260	8	—	268
Agency residential mortgage-backed securities	373,851	956	(5,191)	369,616
Total investment securities available for sale	$400,866	$1,070	$(5,468)	$396,468

Investment securities held to maturity:
Municipal bonds	$13,581	$32	$(100)	$13,513
Agency residential mortgage-backed securities	2,012	—	(48)	1,964
Total investment securities held to maturity	$15,593	$32	$(148)	$15,477
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
Management determines the appropriate classification of securities at the date individual securities are acquired and evaluates the appropriateness of such classifications at each statement of financial condition date. Investment securities classified as held to maturity are those debt securities that management has the positive intent and ability to hold to maturity, are reported at amortized cost and adjusted for amortization of premiums and accretion of discounts using a method that approximates level yield. Investment securities classified as available for sale are those debt securities that the Company intends to hold for an indefinite period of time, but may not hold necessarily to maturity, and all equity securities.
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

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

The following tables present the fair value and age of gross unrealized losses by investment category:

	December 31, 2013
	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Investment securities available for sale:
Debt securities:
U.S. government agencies	$14,052	$(218)	$—	$—	$14,052	$(218)
Municipal bonds	3,002	(36)	702	(23)	3,704	(59)
	17,054	(254)	702	(23)	17,756	(277)
Agency residential mortgage-backed securities	238,755	(4,152)	45,794	(1,039)	284,549	(5,191)
Total investment securities available for sale	$255,809	$(4,406)	$46,496	$(1,062)	$302,305	$(5,468)

Investment securities held to maturity:
Municipal bonds	$7,091	$(100)	$—	$—	$7,091	$(100)
Agency residential mortgage-backed securities	1,964	(48)	—	—	1,964	(48)
Total investment securities held to maturity	$9,055	$(148)	$—	$—	$9,055	$(148)

	June 30, 2013
	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Investment securities available for sale:
Debt securities:
U.S. government agencies	$5,365	$(137)	$—	$—	$5,365	$(137)
Municipal bonds	5,643	(111)	70	—	5,713	(111)
	11,008	(248)	70	—	11,078	(248)
Agency residential mortgage-backed securities	271,404	(4,161)	8,937	(98)	280,341	(4,259)
Total investment securities available for sale	$282,412	$(4,409)	$9,007	$(98)	$291,419	$(4,507)
 The unrealized losses reported for U.S. government agencies relate to six securities issued by the Federal National Mortgage Association (“FNMA”), two securities issued by the Federal Home Loan Bank ("FHLB") and two securities issued by the Federal Home Loan Mortgage Corporation ("FHLMC"). The unrealized losses are primarily attributable to changes in interest rates and the contractual cash flows of these investments which are guaranteed by an agency of the U.S. government. Management does not believe the unrealized losses at December 31, 2013 represents an other-than-temporary impairment for these investments. The Company does not have the intent to sell these securities (has not made a decision to sell) and has assessed that it is not more likely than not that the Company will be required to sell these securities before anticipated recovery of fair value.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

The unrealized losses reported for municipal bonds relate to 18 available for sale and 27 held to maturity municipal general obligation or revenue bonds. The unrealized losses are primarily attributed to changes in credit spreads or market interest rate increases since the securities were originally acquired, rather than due to credit or other causes. Management does not believe any individual unrealized losses as of December 31, 2013, represent an other-than-temporary impairment for these investments. The Company does not have the intent to sell these securities (has not made a decision to sell) and has assessed that it is not more likely than not that the Company will be required to sell these securities before anticipated recovery of fair value.
The unrealized losses reported for agency residential mortgage-backed securities relate to 133 available for sale and 1 held to maturity securities issued by Federal National Mortgage Association ("FNMA"), the Government National Mortgage Association ("GNMA"), or the Federal Home Loan Mortgage Corporation ("FHLMC"). These unrealized losses are primarily attributable to changes in interest rates and the contractual cash flows of those investments which are guaranteed by an agency of the U.S. government. Management does not believe any of these unrealized losses as of December 31, 2013, represent an other-than-temporary impairment for those investments. The Company does not have the intent to sell these securities (has not made a decision to sell) and has assessed that it is not more likely than not that the Company will be required to sell these securities before anticipated recovery of fair value.
The following table presents the amounts recognized in the Consolidated Statements of Income for other-than-temporary impairments charged to net income:

	Six Months Ended
	December 31,
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
The amortized cost and fair values of available for sale and held to maturity debt securities as of December 31, 2013, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$1,211	$1,228	$—	$—
Due after one year through five years	16,313	16,307	711	712
Due after five years through ten years	8,922	8,755	11,155	11,089
Due after ten years	309	294	1,715	1,712
	26,755	26,584	13,581	13,513
Agency residential mortgage-backed securities	373,851	369,616	2,012	1,964
	$400,606	$396,200	$15,593	$15,477

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

Equity securities have been excluded from the maturity table above because they do not have contractual maturities associated with debt securities.
Proceeds from the sale of securities available for sale for the three months ended December 31, 2013 were $10,084 and resulted in gross gains and gross losses of $85 and $0, respectively. There were no sales of securities for the three months ended December 31, 2012 and consequently, no gains or losses were recorded.
Proceeds from the sale of securities available for sale for the first six months of fiscal 2014 were $34,794 and resulted in gross gains and gross losses of $364 and $6, respectively. Proceeds from the sale of securities available for sale for the first six months of fiscal 2013 were $73,032 and resulted in gross gains and gross losses of $1,822 and $0, respectively.
NOTE 5—LOANS AND LEASES RECEIVABLE
Loans and leases receivable by classes within portfolio segments, consist of the following:

	December 31, 2013		June 30, 2013
	Amount	Percent	Amount	Percent
Residential:
One-to four-family	$47,063	6.3%	46,738	6.7%
Construction	3,255	0.4	2,360	0.4
Commercial:
Commercial business (1)	65,802	8.8	75,555	10.9
Equipment finance leases	1,061	0.2	1,633	0.2
Commercial real estate:
Commercial real estate	261,569	35.1	239,057	34.4
Multi-family real estate	63,632	8.5	49,217	7.1
Construction	32,731	4.4	12,879	1.8
Agricultural:
Agricultural real estate	82,321	11.0	77,334	11.1
Agricultural business	105,580	14.2	100,398	14.4
Consumer:
Consumer direct	19,401	2.6	21,219	3.1
Consumer home equity	60,066	8.1	66,381	9.5
Consumer overdraft & reserve	3,312	0.4	2,995	0.4
Consumer indirect	2	—	5	—
Total loans and leases receivable (2)	$745,795	100.0%	$695,771	100.0%
_____________________________________

(1)	Includes $1,774 and $2,024 tax exempt leases at December 31, 2013 and June 30, 2013, respectively.

(2)	Exclusive of undisbursed portion of loans in process and net of deferred loan fees and discounts.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

The following tables summarize the activity in the allowance for loan and lease losses by portfolio segment for the three months ended:

December 31, 2013
	Residential	Commercial	Commercial Real Estate	Agricultural	Consumer	Total
Balance at beginning of period	$245	$1,651	$2,450	$4,586	$1,831	$10,763
Charge-offs	—	(96)	—	—	(116)	(212)
Recoveries	—	283	—	—	28	311
Provisions	23	(559)	176	(10)	113	(257)
Balance at end of period	$268	$1,279	$2,626	$4,576	$1,856	$10,605

December 31, 2012
	Residential	Commercial	Commercial Real Estate	Agricultural	Consumer	Total
Balance at beginning of period	$332	$1,079	$2,296	$4,458	$2,644	$10,809
Charge-offs	—	(1)	—	(389)	(237)	(627)
Recoveries	—	168	—	243	59	470
Provisions	(34)	452	(137)	43	(196)	128
Balance at end of period	$298	$1,698	$2,159	$4,355	$2,270	$10,780

The following tables summarize the activity in the allowance for loan and lease losses by portfolio segment for the six months ended:

December 31, 2013
	Residential	Commercial	Commercial Real Estate	Agricultural	Consumer	Total
Balance at beginning of period	$203	$1,558	$2,373	$4,637	$1,972	$10,743
Charge-offs	(7)	(118)	(10)	(98)	(298)	(531)
Recoveries	1	296	—	13	64	374
Provisions	71	(457)	263	24	118	19
Balance at end of period	$268	$1,279	$2,626	$4,576	$1,856	$10,605

December 31, 2012
	Residential	Commercial	Commercial Real Estate	Agricultural	Consumer	Total
Balance at beginning of period	$347	$977	$2,063	$4,493	$2,686	$10,566
Charge-offs	(1)	(21)	(7)	(395)	(606)	(1,030)
Recoveries	20	277	—	968	151	1,416
Provisions	(68)	465	103	(711)	39	(172)
Balance at end of period	$298	$1,698	$2,159	$4,355	$2,270	$10,780

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

The following tables summarize the related statement balances by portfolio segment:

	December 31, 2013
	Residential	Commercial	Commercial Real Estate	Agricultural	Consumer	Total
Allowance for loan and lease losses:
Individually evaluated for impairment	$20	$428	$11	$875	$159	$1,493
Collectively evaluated for impairment	248	851	2,615	3,701	1,697	9,112
Total allowance for loan and lease losses	$268	$1,279	$2,626	$4,576	$1,856	$10,605
Loans and leases receivable:
Individually evaluated for impairment	$167	$4,548	$1,104	$14,922	$1,306	$22,047
Collectively evaluated for impairment	50,151	62,315	356,828	172,979	81,475	723,748
Total loans and leases receivable	$50,318	$66,863	$357,932	$187,901	$82,781	$745,795

	June 30, 2013
	Residential	Commercial	Commercial Real Estate	Agricultural	Consumer	Total
Allowance for loan and lease losses:
Individually evaluated for impairment	$8	$665	$148	$1,481	$161	$2,463
Collectively evaluated for impairment	195	893	2,225	3,156	1,811	8,280
Total allowance for loan and lease losses	$203	$1,558	$2,373	$4,637	$1,972	$10,743
Loans and leases receivable:
Individually evaluated for impairment	$277	$5,129	$1,360	$16,295	$1,320	$24,381
Collectively evaluated for impairment	48,821	72,059	299,793	161,437	89,280	671,390
Total loans and leases receivable	$49,098	$77,188	$301,153	$177,732	$90,600	$695,771

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
The following tables summarize the credit quality indicators used to determine the credit quality by class within the portfolio segments:
Credit risk profile by internally assigned grade—Commercial, Commercial real estate and Agricultural portfolio segments

	December 31, 2013				June 30, 2013
	Pass	Special Mention	Substandard	Doubtful	Pass	Special Mention	Substandard	Doubtful
Commercial:
Commercial business	$60,741	$143	$4,591	$341	$65,931	$2,253	$7,077	$510
Equipment finance leases	1,058	—	3	—	1,553	—	80	—
Commercial real estate:
Commercial real estate	255,168	222	6,202	—	226,417	—	12,994	92
Multi-family real estate	62,030	1,003	599	—	48,802	—	415	—
Construction	32,731	—	—	—	12,879	—	—	—
Agricultural:
Agricultural real estate	70,519	306	10,652	844	59,807	3,964	12,327	1,366
Agricultural business	104,629	57	931	—	98,449	60	1,998	86
	$586,876	$1,731	$22,978	$1,185	$513,838	$6,277	$34,891	$2,054

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

Credit risk profile based on payment activity—Residential and Consumer portfolio segments

	December 31, 2013		June 30, 2013
	Performing	Nonperforming	Performing	Nonperforming
Residential:
One-to four- family	$46,901	$162	$46,502	$236
Construction	3,255	—	2,360	—
Consumer:
Consumer direct	19,396	5	21,204	15
Consumer home equity	58,963	1,103	65,363	1,018
Consumer OD & reserves	3,312	—	2,995	—
Consumer indirect	2	—	5	—
	$131,829	$1,270	$138,429	$1,269

The following table summarizes the aging of the past due financing receivables by classes within the portfolio segments and related accruing and nonaccruing balances:

December 31, 2013	Accruing and Nonaccruing Loans					Nonperforming Loans
	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 89 Days	Total Past Due	Current(2)	Recorded Investment >90 Days and Accruing(1)	Nonaccrual Balance	Total
Residential:
One-to four-family	$—	$—	$162	$162	$46,901	$—	$162	$162
Construction	—	—	—	—	3,255	—	—	—
Commercial:
Commercial business	254	—	51	305	65,497	—	3,919	3,919
Equipment finance leases	—	—	—	—	1,061	—	—	—
Commercial real estate:
Commercial real estate	102	199	55	356	261,213	—	1,051	1,051
Multi-family real estate	—	—	27	27	63,605	—	27	27
Construction	—	—	—	—	32,731	—	—	—
Agricultural:
Agricultural real estate	217	—	—	217	82,104	—	11,208	11,208
Agricultural business	6	—	—	6	105,574	—	3,634	3,634
Consumer:
Consumer direct	42	1	5	48	19,353	—	5	5
Consumer home equity	116	27	495	638	59,428	—	1,104	1,104
Consumer OD & reserve	4	—	—	4	3,308	—	—	—
Consumer indirect	—	—	—	—	2	—	—	—
Total	$741	$227	$795	$1,763	$744,032	$—	$21,110	$21,110
_____________________________________

(1)	Loans accruing and delinquent greater than 90 days have either government guarantees or acceptable loan-to-value ratios.

(2)	Net of deferred loan fees and discounts and exclusive of undisbursed portion of loans in process.

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

At December 31, 2013, the Company had identified $22,047 of loans as impaired which includes performing troubled debt restructurings. A loan is identified as impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement and thus are placed on non-accrual status. Interest income on impaired loans is recognized on a cash basis. The average carrying amount is calculated for each quarter by using the daily average balance, which is then averaged with the other quarters' averages to determine an annual average balance.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

The following table summarizes impaired loans by class of loans and the specific valuation allowance:

	December 31, 2013			June 30, 2013
	Recorded Investment	Unpaid Principal Balance(1)	Related Allowance	Recorded Investment	Unpaid Principal Balance(1)	Related Allowance
With no related allowance recorded:
One-to four-family	$—	$—	$—	$236	$236	$—
Commercial business	1,236	1,236	—	1,619	1,619	—
Commercial real estate	1,028	1,062	—	510	544	—
Multi-family real estate	27	27	—	27	27	—
Agricultural real estate	3,697	3,697	—	4,978	4,978	—
Agricultural business	3,440	3,440	—	3,730	3,730	—
Consumer direct	4	4	—	20	26	—
Consumer home equity	200	200	—	871	1,037	—
	9,632	9,666	—	11,991	12,197	—
With an allowance recorded:
One-to four-family	167	167	20	41	41	8
Commercial business	3,312	3,312	428	3,510	3,510	665
Commercial real estate	49	49	11	823	823	148
Agricultural real estate	7,592	7,592	858	7,204	7,204	1,381
Agricultural business	193	193	17	383	383	100
Consumer direct	4	4	—	—	—	—
Consumer home equity	1,098	1,098	159	429	435	161
	12,415	12,415	1,493	12,390	12,396	2,463
Total:
One-to four-family	167	167	20	277	277	8
Commercial business	4,548	4,548	428	5,129	5,129	665
Commercial real estate	1,077	1,111	11	1,333	1,367	148
Multi-family real estate	27	27	—	27	27	—
Agricultural real estate	11,289	11,289	858	12,182	12,182	1,381
Agricultural business	3,633	3,633	17	4,113	4,113	100
Consumer direct	8	8	—	20	26	—
Consumer home equity	1,298	1,298	159	1,300	1,472	161
	$22,047	$22,081	$1,493	$24,381	$24,593	$2,463
_____________________________________

(1)	Represents the borrower's loan obligation, gross of any previously charged-off amounts.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

The following table summarizes the Company's average recorded investment in impaired loans by class of loans and the related interest income recognized for the period indicated:

	Three Months Ended December 31,
	2013		2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
One-to four-family	$244	$1	$296	$4
Commercial business	4,723	8	3,209	43
Commercial real estate	1,042	4	1,341	10
Multi-family real estate	27	—	30	—
Agricultural real estate	11,259	—	10,206	11
Agricultural business	3,636	—	886	—
Consumer direct	8	—	3	—
Consumer home equity	1,368	10	534	7
	$22,307	$23	$16,505	$75
The following table summarizes the Company's average recorded investment in impaired loans by class of loans and the related interest income recognized for the period indicated:

	Six Months Ended December 31,
	2013		2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
One-to four-family	$255	$1	$269	$9
Commercial business	4,858	20	2,744	52
Commercial real estate	1,139	5	1,401	14
Multi-family real estate	27	—	31	—
Agricultural real estate	11,567	—	10,736	21
Agricultural business	3,795	—	980	—
Consumer direct	12	—	2	—
Consumer home equity	1,345	14	396	9
	$22,998	$40	$16,559	$105
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
Loans and leases that are considered troubled debt restructurings are factored into the determination of the allowance for loan and lease losses through impaired loan analysis and any subsequent allocation of specific valuation allowance, if applicable. The Company measures impairment on an individual loan and the extent to which a specific valuation allowance is necessary by comparing the loan's outstanding balance to either the fair value of the collateral, less the estimated cost to sell or the present value of expected cash flows, discounted at the loan's effective interest rate. During fiscal 2014, new

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

TDRs consisted of one residential loan, two commercial business loans and seven consumer loans. Of these new TDRs, seven were evaluated for impairment based on collateral adequacy and three were evaluated based on discounted cash flows.
The following is a summary of the Company's performing troubled debt restructurings which are in-compliance with their modified terms:

December 31, 2013	Number of Contracts(1)	Pre-Modification Recorded Balance	Post-Modification Outstanding Recorded Balance(1)
Residential	2	$167	$167
Commercial business	6	3,889	3,889
Commercial real estate	4	779	745
Agricultural	9	14,356	14,356
Consumer	17	569	569
	38	$19,760	$19,726

June 30, 2013	Number of Contracts(2)	Pre-Modification Recorded Balance	Post-Modification Outstanding Recorded Balance(2)
Residential	1	$41	$41
Commercial business	5	4,372	4,372
Commercial real estate	5	974	940
Agricultural	9	14,769	14,769
Consumer	10	247	247
	30	$20,403	$20,369
_____________________________________

(1)	Includes 19 customers, which are in compliance with their restructured terms, that are not accruing interest and have a recorded investment balance of $18,481.

(2)	Includes 14 customers, which are in compliance with their restructured terms, that are not accruing interest and have a recorded investment balance of $18,616.
Excluded from above, at December 31, 2013, the Company had one consumer relationship with a recorded balance of $4 that were originally restructured in fiscal 2013. This loan is not in compliance with its restructured terms and is in nonaccrual status. At June 30, 2013, the Company had one agricultural relationship with a recorded balance of $9 that was originally restructured in fiscal 2012, two consumer relationships with a recorded balance of $44 that were originally restructured in fiscal 2013, and one residential relationship with a recorded balance of $84 that was originally restructured in fiscal 2013. Loans can retain their accrual status at the time of their modification if the restructuring is not a result of terminated loan payments. For nonaccruing loans, a minimum of six months of performance related to the restructured terms are required before a loan is returned to accruing status.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

New TDRs initially classified as a TDR during the six months ended December 31, were as follows:

	2013			2012
	Number of Contracts	Pre-Modification Recorded Balance	Post-Modification Outstanding Recorded Balance	Number of Contracts	Pre-Modification Recorded Balance	Post-Modification Outstanding Recorded Balance
Residential	1	$127	$127	2	$126	$126
Commercial business	2	147	147	1	96	96
Consumer	7	316	316	8	157	157
	10	$590	$590	11	$379	$379
Ten TDRs were added during the first six months of fiscal 2014. Nine TDRs were negotiated to extend a loan maturity without reducing the interest rate below market rate and one was due to bankruptcy. None of the new TDRs defaulted during the first six months of fiscal 2014. All of the TDRs added during the first six months of fiscal 2013 were due to loan maturity extensions granted which did not reduce the interest rate below the market rate. No TDRs defaulted during the first six months of fiscal 2013.
NOTE 6—LOAN SERVICING
Mortgage loans serviced for others (including the South Dakota Housing Development Authority) are not included in the accompanying consolidated statements of financial condition.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Mortgage servicing rights, beginning	$11,970	$12,725	$12,236	$12,820
Additions	236	546	503	1,071
Amortization (1)	(467)	(622)	(1,000)	(1,242)
Mortgage servicing rights, ending	$11,739	$12,649	$11,739	$12,649

Valuation allowance, beginning	$(874)	$(1,151)	$(1,249)	$(888)
(Additions) / reductions (1)	500	(707)	875	(970)
Valuation allowance, ending	$(374)	$(1,858)	$(374)	$(1,858)

Mortgage servicing rights, net	$11,365	$10,791	$11,365	$10,791

Servicing fees received	$776	$879	$1,554	$1,722
Balance of loans serviced at:
Beginning of period	1,100,247	1,172,769	1,123,012	1,187,900
End of period	1,086,992	1,164,496	1,086,992	1,164,496
_____________________________________

(1)	Changes to carrying amounts are reported net of loan servicing income on the statements of income for the periods presented.
Amortization of servicing rights is adjusted each quarter based upon analysis of portfolio attributes and factors, including an evaluation of historical prepayment activity.  For the quarters ended December 31, 2013 and 2012, the constant prepayment rates (CPR) used to calculate the amortization was 11.2% and 16.2%, respectively.  For valuation purposes, management utilized a discount rate of 10.0% and 9.0% at December 31, 2013 and 2012, respectively.  Prepayment speeds utilized at

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

December 31, 2013 and 2012 were 9.4% and 16.4%, respectively, which are used in the calculation of the amortization expense for the subsequent quarter.  Prepayment speeds are analyzed and adjusted each quarter.

NOTE 7—GOODWILL AND INTANGIBLE ASSETS, NET
The components of goodwill and intangible assets, net, are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Goodwill(1)	4,366	4,366	$4,366	$4,366

Amortizable intangible assets
Customer base(3)	$479	$—	$479	$—
Covenant not to compete(4)	119	—	119	—
Total amortizable intangible assets	598	—	598	—

Accumulated amortization, beginning	(53)	—	(26)	—
Amortization expense	(28)	—	(55)	—
Accumulated amortization, ending	(81)	—	(81)	—

Amortizable intangible assets, net(2)	$517	$—	$517	$—

Goodwill and intangible assets, net	$4,883	$4,366	$4,883	$4,366
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

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

The following tables summarize segment reporting information:

	Three Months Ended December 31,
	2013			2012
	Banking	Other	Total	Banking	Other	Total
Net interest income	$8,146	$(359)	$7,787	$7,587	$(417)	$7,170
(Provision) benefit for losses on loans and leases	257	—	257	(128)	—	(128)
Noninterest income	3,629	300	3,929	2,994	58	3,052
Intersegment noninterest income	71	(67)	4	(42)	(25)	(67)
Noninterest expense	(8,213)	(565)	(8,778)	(7,969)	(487)	(8,456)
Intersegment noninterest expense	—	(4)	(4)	—	67	67
Income (loss) before income taxes	$3,890	$(695)	$3,195	$2,442	$(804)	$1,638
Total assets at December 31(1)(2)	$1,251,178	$3,180	$1,254,358	$1,207,824	$12,599	$1,220,423

(1)	Included in total assets were goodwill and intangible assets, net totaling $4,366 and $517 for the banking segment and other segment, respectively, at December 31, 2013.
(2) Included in total assets were goodwill and intangible assets, net totaling $4,366 for the banking segment at December 31, 2012.

	Six Months Ended December 31,
	2013			2012
	Banking	Other	Total	Banking	Other	Total
Net interest income	$15,282	$(719)	$14,563	$15,358	$(840)	$14,518
(Provision) benefit for losses on loans and leases	(19)	—	(19)	172	—	172
Noninterest income	7,479	631	8,110	7,025	153	7,178
Intersegment noninterest income	143	(135)	8	(129)	(4)	(133)
Noninterest expense	(16,865)	(1,241)	(18,106)	(16,239)	(1,038)	(17,277)
Intersegment noninterest expense	—	(8)	(8)	—	133	133
Income (loss) before income taxes	$6,020	$(1,472)	$4,548	$6,187	$(1,596)	$4,591
Total assets at December 31(1)(2)	$1,251,178	$3,180	$1,254,358	$1,207,824	$12,599	$1,220,423

(1)	Included in total assets were goodwill and intangible assets, net totaling $4,366 and $517 for the banking segment and other segment, respectively, at December 31, 2013.
(2) Included in total assets were goodwill and intangible assets, net totaling $4,366 for the banking segment at December 31, 2012.

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
The information relative to the components of net periodic benefit cost for the Company’s defined benefit plan is presented below.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Net periodic benefit cost
Service cost	$169	$165	$337	$329
Interest cost	180	164	360	328
Expected return on plan assets	(142)	(153)	(284)	(305)
Amortization of prior losses	52	32	105	64
Total costs recognized in expense	$259	$208	$518	$416

The Company previously disclosed in its consolidated financial statements for fiscal 2013, which are included in Part II, Item 8 “Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K, that it contributed $400 in fiscal 2013 to fund its qualified pension plan.  During the third quarter of fiscal 2014, the Company contributed $455 to fund its qualified pension plan.  The Company does not anticipate to fund any additional contributions for fiscal 2014.
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

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

The following table is a summary of net healthcare costs by quarter:

	Fiscal Years Ended
	June 30,
	2014	2013
Quarter ended September 30	$264	$236
Quarter ended December 31	257	411
Quarter ended March 31	—	300
Quarter ended June 30	—	291
Net healthcare costs	$521	$1,238

NOTE 11—STOCK-BASED COMPENSATION PLANS
The fair value of each incentive stock option and each stock appreciation right grant is estimated at the grant date using the Black-Scholes option-pricing model.  There were no stock options or stock appreciation rights (SARs) granted in the six months ended December 31, 2013 and 2012.
Stock option activity for the six months ended December 31, 2013, was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Beginning Balance	35,772	$15.16
Granted	—	—
Forfeited	(3,973)	14.88
Expired	(7,267)	14.75
Exercised	—	—
Ending Balance	24,532	$15.32	0.9	$—
Vested and exercisable at December 31	24,532	$15.32	0.9	$—

Stock appreciation rights activity for the six months ended December 31, 2013, was as follows:

	SARs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Beginning Balance	101,709	$13.56
Granted	—	—
Forfeited	(5,786)	15.43
Exercised	(6,526)	12.48
Ending Balance	89,397	$13.52	5.1	$27
Vested and exercisable at December 31	89,397	$13.52	5.1	$27
The total intrinsic value of options exercised during the six months ended December 31, 2013 and 2012 was $6 and $20, respectively. Cash received from the exercise of options and SARs for the six months ended December 31, 2013 and 2012, was $0 and $43, respectively. There were no cashless option exercises or related tax benefit realized for the six months ended

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

December 31, 2013 and 2012. There was no unrecognized compensation cost related to nonvested SARs awards at December 31, 2013.
Nonvested share activity for the six months ended December 31, was as follows:

	2013		2012
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested Balance, beginning	30,019	$12.15	62,281	$11.76
Granted	—	—	9,000	12.75
Vested	(3,307)	11.59	(24,840)	11.23
Forfeited	—	—	(1,408)	12.28
Nonvested Balance, ending	26,712	$12.22	45,033	$12.23

Pretax compensation expense recognized for nonvested shares for the six months ended December 31, 2013 and 2012, was $44 and $96, respectively. The tax benefit for the six months ended December 31, 2013 and 2012 was $17 and $33, respectively. As of December 31, 2013, there was $249 of total unrecognized compensation cost related to nonvested shares granted under the Plan. That cost is expected to be recognized over a weighted-average period of 13 months. The total fair value of shares vested during the six months ended December 31, 2013 and 2012 was $39 and $56, respectively.
In association with the 2002 Stock Option and Incentive Plan, awards of nonvested shares of the Company's common stock were made to outside directors of the Company. Each outside director was entitled to all voting, dividend and distribution rights during the vesting period. Pretax compensation expense recognized for nonvested shares for the six months ended December 31, 2013 and 2012, was $0 and $131, respectively. The tax benefit for six months ended December 31, 2013 and 2012 was $0 and $45, respectively. As of December 31, 2013, there was no unrecognized compensation cost related to nonvested shares. The total fair value of shares vested during the six months ended December 31, 2013 and 2012 was $0 and $259, respectively.
The 2002 Option Plan expired effective September 20, 2012. No plan was in effect at December 31, 2013 for the purpose of issuing new shares. The Company's stock option and incentive plans are described more fully in Part II, Item 8 “Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013, under Note 17 of “Notes to Consolidated Financial Statements.”
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
The Company has outstanding interest rate swap agreements with notional amounts totaling $22,000 to convert four variable-rate trust preferred securities into fixed-rate instruments. The agreements have a weighted average maturity of 1.7 years and have fixed rates ranging from 5.68% to 6.58% with a weighted average rate of 5.96%. The fair value of the derivatives was an unrealized loss of $1,194 at December 31, 2013 and an unrealized loss of $2,779 at December 31, 2012. The Company pledged $1,354 in cash under collateral arrangements as of December 31, 2013, to satisfy collateral requirements associated with these interest rate swap contracts.
The Company has borrower interest rate swap agreements with notional amounts totaling $41,771 to facilitate customer transactions and meet the borrower's financing needs. These swaps qualify as derivatives, but consist of two different types of instruments. The back-to-back loan swaps are not designated as hedging instruments, while the one-way loan swaps are classified as fair value hedging instruments. The loan interest rate swap derivatives had no impact on the consolidated statements of income for the first six months ended December 31, 2013 and 2012. Any amounts due to the Company are expected to be collected from the borrowers. Credit risk exists if the borrower's collateral or financial condition indicates that the underlying collateral or financial condition of the borrower makes it probable that amounts due will be uncollectible. Management monitors this credit exposure on a quarterly basis.
During the first quarter of fiscal 2013, the Company terminated its five interest rate swap agreements with notional amounts totaling $35,000 which converted the variable-rate attributes of a pool of deposits into fixed-rate instruments. The Company recognized a charge of $1,456, which is included in other noninterest income in the financial statements for the quarter ending September 30, 2012.
No deferred net losses on interest rate swaps in other comprehensive loss as of December 31, 2013, are expected to be reclassified into net income during the current fiscal year. See Note 14 "Accumulated Other Comprehensive Loss" for amounts reported as other comprehensive loss.
The following table summarizes the derivative financial instruments utilized as of December 31, 2013:

			Estimated Fair Value
	Balance Sheet Location	Notional Amount	Gain	Loss
Non-designated derivatives	Other assets	$8,090	$716	$—
Fair value hedge	Loans and leases receivable	25,591	560	—
Cash flow hedge	Accrued expenses and other liabilities	22,000	—	(1,194)
Non-designated derivatives	Accrued expenses and other liabilities	8,090	—	(716)
		$63,771	$1,276	$(1,910)
The following table summarizes the derivative financial instruments utilized as of June 30, 2013:

			Estimated Fair Value
	Balance Sheet Location	Notional Amount	Gain	Loss
Non-designated derivatives	Other assets	$8,437	$861	$—
Fair value hedge	Loans and leases receivable	15,147	380	—
Cash flow hedge	Accrued expenses and other liabilities	22,000	—	(1,446)
Non-designated derivatives	Accrued expenses and other liabilities	8,437	—	(861)
		$54,021	$1,241	$(2,307)

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

The following table details the derivative financial instruments, the average remaining maturities and the weighted-average interest rates being paid and received as of December 31, 2013:

	Notional Value	Average Maturity (years)	Fair Value Gain (Loss)	Receive	Pay
Liability conversion swaps	$22,000	1.7	$(1,194)	2.82%	5.96%
Loan interest rate swaps	41,771	8.4	560	2.13	4.40
	$63,771		$(634)
The following table summarizes the amount of gains (losses) included in the income statement for the periods indicated:

		Three Months Ended		Six Months Ended
		December 31,		December 31,
	Income Statement Location	2013	2012	2013	2012
Cash flow hedge	Other noninterest income	$—	$—	$—	$(1,456)

NOTE 14—ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of other comprehensive loss balances as of the respective dates were:

	December 31,	June 30,
	2013	2013
Unrealized (loss) on securities available for sale net of related tax effect of $1,671 and $849	$(2,726)	$(1,385)
Unrealized (loss) on defined benefit plan net of related tax effect of $1,193 and $1,193	(1,946)	(1,946)
Unrealized (loss) on cash flow hedging activities net of related tax effect of $406 and $492	(788)	(954)
	$(5,460)	$(4,285)
The following tables summarize the components of other comprehensive income (loss) balances at December 31, 2013 and 2012, changes and reclassifications out of accumulated other comprehensive income (loss) during the three months ended December 31, 2013 and 2012. The amounts reclassified from accumulated other comprehensive income for the investment securities available for sale are included in net gain on sale of investment securities on the consolidated statements of income, while the amounts reclassified from cash flow hedging activities are a component of other noninterest income on the consolidated statements of income.

	Investment Securities Available for Sale	Defined Benefit Plan	Cash Flow Hedging Activities	Accumulated Other Comprehensive Loss
Balance October 1, 2013	$(2,905)	$(1,946)	$(891)	$(5,742)
Other comprehensive income before reclassifications	373	—	156	529
Amounts reclassified from accumulated other comprehensive (loss)	(85)	—	—	(85)
Income tax (expense)	(109)	—	(53)	(162)
Balance December 31, 2013	$(2,726)	$(1,946)	$(788)	$(5,460)

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

	Investment Securities Available for Sale	Defined Benefit Plan	Cash Flow Hedging Activities	Accumulated Other Comprehensive Loss
Balance October 1, 2012	$2,394	$(1,351)	$(1,982)	$(939)
Other comprehensive income (loss) before reclassifications	(656)	—	223	(433)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	—
Income tax (expense) benefit	249	—	(75)	174
Balance December 31, 2012	$1,987	$(1,351)	$(1,834)	$(1,198)

The following tables summarize the components of other comprehensive income (loss) balances at December 31, 2013 and 2012, changes and reclassifications out of accumulated other comprehensive income (loss) during the six months ended December 31, 2013 and 2012. The amounts reclassified from accumulated other comprehensive income for the investment securities available for sale are included in net gain on sale of investment securities on the consolidated statements of income, while the amounts reclassified from cash flow hedging activities are a component of other noninterest income on the consolidated statements of income.

	Investment Securities Available for Sale	Defined Benefit Plan	Cash Flow Hedging Activities	Accumulated Other Comprehensive Loss
Balance July 1, 2013	$(1,385)	$(1,946)	$(954)	$(4,285)
Other comprehensive income (loss) before reclassifications	(1,805)	—	252	(1,553)
Amounts reclassified from accumulated other comprehensive (loss)	(358)	—	—	(358)
Income tax (expense) benefit	822	—	(86)	736
Balance December 31, 2013	$(2,726)	$(1,946)	$(788)	$(5,460)

	Investment Securities Available for Sale	Defined Benefit Plan	Cash Flow Hedging Activities	Accumulated Other Comprehensive Loss
Balance July 1, 2012	$2,659	$(1,351)	$(2,930)	$(1,622)
Other comprehensive income before reclassifications	738	—	298	1,036
Amounts reclassified from accumulated other comprehensive income (loss)	(1,822)	—	1,456	(366)
Income tax (expense) benefit	412	—	(658)	(246)
Balance December 31, 2012	$1,987	$(1,351)	$(1,834)	$(1,198)

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

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

Estimated fair values of the Company's financial instruments are as follows:

December 31, 2013		Fair Value Measurements
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$26,188	$26,188	$26,188	$—	$—
Investment securities	412,061	411,945	15	411,930	—
Correspondent bank stock	7,031	7,031	—	7,031	—
Loans held for sale	3,969	3,969	—	3,969	—
Net loans and leases receivable	735,190	738,062	—	15,642	722,420
Accrued interest receivable	6,446	6,446	—	6,446	—
Servicing rights, net	11,365	11,488	—	—	11,488
Interest rate swap contracts	716	716	—	716	—
Financial liabilities
Deposits	964,186	964,624	—	—	964,624
Interest rate swap contracts	1,910	1,910	—	1,910	—
Borrowed funds	138,323	145,140	—	145,140	—
Subordinated debentures payable to trusts	24,837	29,094	—	—	29,094
Accrued interest payable and advances by borrowers for taxes and insurance	16,211	16,211	—	16,211	—

June 30, 2013		Fair Value Measurements
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$21,352	$21,352	$21,352	$—	$—
Investment securities	424,481	424,481	12	424,469	—
Correspondent bank stock	8,936	8,936	—	8,936	—
Loans held for sale	9,169	9,169	—	9,169	—
Net loans and leases receivable	685,028	686,883	—	16,165	670,718
Accrued interest receivable	5,301	5,301	—	5,301	—
Servicing rights, net	10,987	10,987	—	—	10,987
Interest rate swap contracts	861	861	—	861	—
Financial liabilities
Deposits	898,761	899,523	—	—	899,523
Interest rate swap contracts	2,307	2,307	—	2,307	—
Borrowed funds	167,163	172,893	—	172,893	—
Subordinated debentures payable to trusts	24,837	26,830	—	—	26,830
Accrued interest payable and advances by borrowers for taxes and insurance	14,178	14,178	—	14,178	—

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

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

The table below presents the Company's balances of financial instruments measured at fair value on a recurring basis by level within the hierarchy at December 31, 2013:

	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total at Fair Value
Securities available for sale
Debt securities:
U.S. government agencies	$—	$15,552	$—	$15,552
Municipal bonds	—	11,032	—	11,032
Equity securities:
Federal Ag Mortgage	15	—	—	15
Other investments	—	253	—	253
Agency residential mortgage-backed securities	—	369,616	—	369,616
Securities available for sale	15	396,453	—	396,468
Interest rate swap contracts	—	1,276	—	1,276
Total assets	15	397,729	—	397,744
Interest rate swaps contracts	—	1,910	—	1,910
Total liabilities	$—	$1,910	$—	$1,910

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

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

The table below presents the Company's balances of financial instruments measured at fair value on a nonrecurring basis by level within the hierarchy at December 31, 2013:

	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fiscal 2014 Incurred Losses (Gains)
Impaired loans	$—	$15,642	$4,912	$(875)
Mortgage servicing rights	—	—	11,488	(875)
Foreclosed real estate and other properties	—	—	71	42

The table below presents the Company's balances of financial instruments measured at fair value on a nonrecurring basis by level within the hierarchy at June 30, 2013:

	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fiscal 2013 Incurred Losses (Gains)
Impaired loans	$—	$15,785	$6,133	$(159)
Mortgage servicing rights	—	—	10,987	361

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
For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of December 31, 2013, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Averages)
Impaired loans	$4,912	Discounted cash flow	Discount rate	3.3% - 10.0% (4.9%)
			Principal loss probability	0.0% - 100.0% (78.4%)

		Collateral valuation	Discount from appraised value	0.0% - 62.8% (23.4%)
			Costs to sell	6.0% - 15.9% (10.6%)

Servicing rights, net	11,488	Discounted cash flow	Constant prepayment rate	9.4%
			Discount rate	10.0%

Foreclosed real estate and other properties	71	Collateral valuation	Costs to sell	9.0%
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

•	security and operations risks associated with the use of technology;

•	the loss of one or more of our key personnel, or the failure to attract, assimilate and retain other highly qualified personnel in the future;

•	changes in or interpretations of accounting standards, rules or principles; and

•	other factors and risks described under the caption "Risk Factors" in our most recent Annual Report on Form 10-K and subsequently filed quarterly reports on Form 10-Q.
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

Executive Summary
The Company's net income for the first six months of fiscal 2014 was $3.1 million, or $0.45 in basic and diluted earnings per common share, compared to $3.1 million, or $0.44 in basic and diluted earnings per common share, for the first six months of fiscal 2013. This resulted in a return on average equity (i.e., net income divided by average equity) of 6.48% and 6.28%, respectively, in the year-over-year comparison, while the return on average assets (i.e., net income divided by average assets) was 0.50% and 0.53%, respectively.
Net interest income for the first six months of fiscal 2014 was $14.6 million, an increase of $45,000, or 0.3%, compared to the same period a year ago.  For the comparative time-frames, average interest-earning assets and average interest-bearing liabilities increased 8.3% and 5.9%, respectively. The average yield on interest-earning assets decreased to 3.28% for the first six months of fiscal 2014, compared to 3.68% a year ago, a decrease of 40 basis points, due primarily to the repricing of adjustable rate loans and competitive pricing pressures in a low interest rate environment.  In addition, this economic environment impacts the yields on investment securities and other short-term investments and prepayment speeds of mortgage-backed securities purchased at a premium. For the six months ended December 31, 2013, cost of deposits, which include all interest-bearing and noninterest-bearing deposits, decreased by 16 basis points to 0.44%, compared to 0.60% for the same period of the prior fiscal year.
The net interest margin expressed on a fully taxable equivalent basis (“Net Interest Margin, TE”) for the six months ended December 31, 2013 was 2.51%, which is a decrease of 19 basis points from the same period of the prior fiscal year. Interest-earning asset average balance increases contributed to an increase of $1.4 million in interest revenue, primarily driven from the increase in average loan and lease receivable balances of 6.1%, when compared to the same period of the prior fiscal year. Conversely, the average balances of FHLB advances increased by 23.2%, which contributed to an increase in interest expense of $490,000. Net interest income attributable to the increases in average balances of interest-earning assets and interest-bearing liabilities amounted to an increase of $958,000 for the six month period. The yield on interest-earning assets decreased by 40 basis points and resulted in a decrease of interest income of $2.1 million, while the rate paid on interest-bearing liabilities decreased 23 basis points and resulted in a decrease in interest expense of $1.2 million. Net interest income attributable to changes in rates amounted to a net decrease of $913,000 for the six month period. The combined effects of volume and rate changes resulted in an overall net interest income increase of $45,000 for the six months ended December 31, 2013 when compared to the same period of the prior year.
Average FHLB advance balances increased to fund the increased interest-earning assets, but generated lower interest expense due to the reduction in rates paid and higher cost advances maturing during the current six month period. Subordinated debentures payable to trusts contributed to the reduced interest expense in the current fiscal year due to the extinguishment of $3.0 million of debt during the fourth quarter of fiscal 2013. A sustained overall decline in the interest rate yield curve has affected both the yield for the interest-earning assets and the cost of interest-bearing liabilities. Net Interest Margin, TE is a non-GAAP financial measure.  See “Analysis of Net Interest Income” for a calculation of this non-GAAP financial measure and for further discussion as to the reasons we believe this non-GAAP financial measure is useful.
Total loans increased by $50.0 million during the current fiscal year to $745.8 million at December 31, 2013, compared to $695.8 million at June 30, 2013 and $677.6 million at December 31, 2012. Commercial real estate and agricultural lending portfolios increased by $56.8 million and $10.2 million, respectively, since the prior fiscal year end, while strong underwriting standards remain in place. Residential mortgage loan originations were tempered by the recent rise in long term interest rates which has begun to slow refinancing activity. Refinancing of single family loans has contributed to a decline in the consumer home equity portfolio. We believe the increase in average loan balances was attributable to a gradual improvement in general economic conditions, resulting in the willingness of borrowers to consider incurring more debt to support growth in their businesses, while also acknowledging that we continue to operate in uncertain national economic and fiscal conditions. We believe that the operating environment has resulted in increased competition among financial institutions for loan demand from credit-worthy borrowers.
The allowance for loan and lease losses decreased by $138,000 to $10.6 million at December 31, 2013, compared to June 30, 2013.  The ratio of allowance for loan and lease losses to total loans and leases was 1.42% compared to 1.54% at June 30, 2013. The overall loan balances increased by $50.0 million during the first six months of fiscal 2014, while the amount of classified assets decreased by $12.7 million to $27.5 million at December 31, 2013. The Company continues to pro-actively manage its problem assets which have been enhanced by improving conditions in the regional commercial and agricultural markets. The provision for loan and lease losses, which results from adjusting the allowance for loan and lease losses to the estimated amount needed to reserve for the loan and lease portfolio, was $19,000 for the first six months of fiscal 2014. Total nonperforming assets at December 31, 2013 were $21.4 million as compared to $23.2 million at June 30, 2013.  The ratio of nonperforming assets to total assets decreased to 1.71% at December 31, 2013, compared to 1.90% at June 30, 2013.  Net charge-offs for the six month period ended December 31, 2013 were $157,000 and represent 0.04% of gross loans and leases. The valuation allowance recorded in accordance with ASC 310 on identified impaired loans decreased to $1.5 million at December 31, 2013, compared to $2.5 million at June 30, 2013, due primarily due to payments received on nonaccruing impaired loans, which reduced the principal balance and the amount of valuation allowance for those credits. The valuation allowance recorded in accordance with ASC 450 increased by $832,000 due to the effects of the increase in applicable loan balances since the prior fiscal year end and management's assessment of the allowance using historical charge-off activity and environmental factor information. Approximately 59% of the valuation allowance on impaired loans relates to agricultural loans and, more specifically, 57% are within the dairy sector. All identified impaired loans are reviewed to assess the borrower's ability to make payments under the terms of the loan and/or a shortfall in collateral value that would result in charging off the loan or the portion of the loan that was impaired.
 Foreclosed real estate and other properties totaled $320,000 at December 31, 2013, compared to $564,000 at June 30, 2013, or a decrease of $244,000. The balance at December 31, 2013 consists primarily of residential loans that were foreclosed and remained unsold at quarter end.
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
 Total deposits at December 31, 2013, were $964.2 million, an increase of $65.4 million from June 30, 2013. This increase was primarily due to increases of $22.7 million from in-market, non-public fund customer deposits, $38.3 million from public fund deposits and $4.5 million from out-of-market certificates of deposit. Public funds have seasonal fluctuations due to semiannual tax collection and subsequent disbursement to entities. Interest rates on deposits decreased to the average rate paid of 0.53% on interest-bearing deposits for the six month period ended December 31, 2013, compared to 0.70% for the same period of the prior year.
 On January 27, 2014, the Company announced it will pay a quarterly cash dividend of 11.25 cents per common share for the second quarter of fiscal 2014.  The dividend will be paid on February 14, 2014, to stockholders of record on February 7, 2014.
 The total risk-based capital ratio of 15.30% at December 31, 2013, decreased by 53 basis points from 15.83% at June 30, 2013.  Tier I capital decreased 14 basis points to 9.42% at December 31, 2013 when compared to 9.56% at June 30, 2013. These decreases stem from management's successful efforts to generate loan growth, which require a higher risk-weighting than do investment securities or cash. These ratios continue to place the Company in the “well-capitalized” category within financial institution regulations at December 31, 2013 and are consistent with the “well-capitalized” regulatory category in which the Company plans to operate.  The Company historically has been able to manage the size of its assets through secondary market loan sales of single-family mortgages.
 Noninterest income was $8.1 million for the six months ended December 31, 2013, compared to $7.2 million for the same period in the prior fiscal year, an increase of $932,000.  This increase was due to a net loan servicing income increase of $1.9 million and offset by decreases in the net gain on sale of loans and fees on deposits of $1.0 million and $305,000, respectively. Loan servicing income increased primarily from the recapture of previously expensed valuation allowances on the mortgage servicing rights portfolio, and reduced amortization expenses which were affected by reduced prepayment speeds in the current fiscal year. The decrease in net gain on the sale of loans reflects reduced refinancing activities on residential lending in the current fiscal year due to rising rates since the prior fiscal year. Going forward we expect that maintaining this level of fee income will be more dependent on customer purchase activity for new loan originations and less dependent on refinance transactions, as many borrowers have already taken advantage of historically low market interest rates. Fees on deposits decreased for the first six months of fiscal 2014 when compared to the same period of the prior year due to a one-time vendor incentive fee of $600,000 received in the first quarter of the prior fiscal year. The current period reflects an increase in point-of-sale interchange fees of $263,000 resulting from an increased fees per transaction and a higher volume of transactions overall.
Noninterest expense was $18.1 million for the six months ended December 31, 2013, as compared to $17.3 million for the same period of the prior fiscal year, an increase of $829,000, or 4.8%.  The increase was attributed primarily to an increase in compensation and employee benefits of $1.0 million. Compensation costs increased primarily due to variable and incentive pay increases of $437,000 and decreased compensation deferrals related to loan fees under ASC 310-20 of $413,000, which increases net expense. In addition, compensation increased by approximately $127,000 related to a 1.7% increase in average full-time equivalents (“FTE's”) for the first six months of fiscal 2014 compared to the same period in the prior fiscal year. Staffing additions have been directed toward revenue-based functions and have produced positive net growth in loan volume. In addition, costs incurred for severance pay of executive and closed branch staff added $85,000 of compensation expense during the current six month period. Pension plan expenses, which are determined annually based upon actuarial analysis, increased by $102,000 for the six month period ended December 31, 2013, as compared to the same period of the prior year. Partially offsetting compensation expense increases were the reduced health claims costs of $126,000 in the year-over-year comparison. Check and data processing, professional fees, marketing and community investment, and foreclosed real estate and other properties, net collectively decreased by $219,000 for the six month period ended December 31, 2013 as compared to the prior fiscal year due to efficiency initiatives which continue to be executed.
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
Financial Condition Data
At December 31, 2013, the Company had total assets of $1.25 billion, an increase of $36.8 million from the amount at June 30, 2013. Total loans and leases receivable increased $50.0 million, while total investment securities decreased $12.4 million. Total liabilities increased $36.4 million primarily due to an increase in deposits of $65.4 million and partially offset by a decrease in advances from the FHLB and other borrowings of $28.8 million. Stockholders' equity increased $426,000 since June 30, 2013, primarily due to net income of $3.1 million and offset by an increase in accumulated other comprehensive loss of $1.2 million and by the payment of dividends of $1.6 million.
The increase in loans and leases receivable, net, which excludes loans in process and deferred fees, was $50.2 million due to the increase in loan balances. Commercial real estate and agricultural loans increased $56.8 million and $10.2 million, respectively. The investment securities available for sale decreased $28.0 million primarily due to the sale of securities and principal cash flow during the first six months of fiscal 2014. Total proceeds on the sale of securities available for sale during the current fiscal year were $34.8 million for a net gain on sale of $358,000. During the first six months of fiscal 2014, the Company purchased investment securities classified as held to maturity and carried an amortized cost of $15.6 million at December 31, 2013, compared to no securities classified as held to maturity at June 30, 2013.
Loans held for sale decreased $5.2 million, to $4.0 million at December 31, 2013, primarily due to timing of mortgage financing activity sold to secondary market investors and the resulting amount of one-to four-family loans held for sale.
See the Consolidated Statement of Cash Flows for a detailed analysis of the change in cash and cash equivalents.
Deposits increased $65.4 million, to $964.2 million at December 31, 2013, due to a $22.7 million increase from in-market, non-public fund customer deposits, $38.3 million increase in public fund deposits and $4.5 million increase in out-of-market certificates of deposit. Advances from the FHLB and other borrowings decreased $28.8 million, to $138.3 million at December 31, 2013 as compared to June 30, 2013, due to reduced funding needs.
Stockholders' equity increased $426,000 at December 31, 2013 when compared to June 30, 2013. Stockholders' equity increased due to net income of $3.1 million, but was reduced by a net increase in accumulated other comprehensive loss of $1.2 million and the payment of cash dividends of $1.6 million.
Analysis of Net Interest Income
Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.
Average Balances, Interest Rates and Yields.    The following tables present for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-

bearing liabilities, expressed both in dollars and rates, and the net interest margin. The tables do not reflect any effect of income taxes. Average balances consist of daily average balances for the Bank with simple average balances for all other subsidiaries of the Company. The average balances include nonaccruing loans and leases. The yields on loans and leases include origination fees, net of costs, which are considered adjustments to yield.

	Three Months Ended December 31,
	2013			2012
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans and leases receivable(1)(3)	$761,491	$8,657	4.51%	$699,105	$8,804	5.00%
Investment securities(2)(3)	411,646	1,427	1.38	372,436	974	1.04
Correspondent bank stock	7,689	59	3.04	7,354	54	2.91
Total interest-earning assets	1,180,826	$10,143	3.41%	1,078,895	$9,832	3.62%
Noninterest-earning assets	74,250			81,910
Total assets	$1,255,076			$1,160,805
Interest-bearing liabilities:
Deposits:
Checking and money market	$363,665	$240	0.26%	$357,509	$251	0.28%
Savings	153,448	96	0.25	110,363	71	0.26
Certificates of deposit	269,476	684	1.01	273,635	877	1.27
Total interest-bearing deposits	786,589	1,020	0.51	741,507	1,199	0.64
FHLB advances and other borrowings	155,341	983	2.51	131,414	1,038	3.13
Subordinated debentures payable to trusts	24,837	353	5.64	27,837	425	6.06
Total interest-bearing liabilities	$966,767	$2,356	0.97%	$900,758	$2,662	1.17%
Noninterest-bearing deposits	164,215			132,231
Other liabilities	27,350			28,897
Total liabilities	1,158,332			1,061,886
Equity	96,744			98,919
Total liabilities and equity	$1,255,076			$1,160,805
Net interest income; interest rate spread(4)		$7,787	2.44%		$7,170	2.45%
Net interest margin(4)(5)			2.62%			2.64%
Net interest margin, TE(6)			2.66%			2.68%
_____________________________________

(1)	Includes loan fees and interest on accruing loans and leases past due 90 days or more.

(2)	Includes federal funds sold and interest earning reserve balances at the Federal Reserve Bank.

(3)	Yields do not reflect the tax-exempt nature of loans, equipment leases and municipal securities.

(4)	Percentages for the three months ended December 31, 2013 and 2012 have been annualized.

(5)	Net interest income divided by average interest-earning assets.

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

	Six Months Ended December 31,
	2013			2012
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans and leases receivable(1)(3)	$743,919	$16,959	4.52%	$701,287	$17,810	5.04%
Investment securities(2)(3)	418,363	2,255	1.07	372,079	2,160	1.15
Correspondent bank stock	8,489	128	2.99	7,730	105	2.69
Total interest-earning assets	1,170,771	$19,342	3.28%	1,081,096	$20,075	3.68%
Noninterest-earning assets	73,331			81,119
Total assets	$1,244,102			$1,162,215
Interest-bearing liabilities:
Deposits:
Checking and money market	$355,357	$474	0.26%	$346,982	$648	0.37%
Savings	132,209	152	0.23	111,366	145	0.26
Certificates of deposit	270,665	1,410	1.03	275,963	1,812	1.30
Total interest-bearing deposits	758,231	2,036	0.53	734,311	2,605	0.70
FHLB advances and other borrowings	171,706	2,037	2.35	139,328	2,099	2.99
Subordinated debentures payable to trusts	24,837	706	5.64	27,837	853	6.08
Total interest-bearing liabilities	$954,774	$4,779	0.99%	$901,476	$5,557	1.22%
Noninterest-bearing deposits	163,989			132,053
Other liabilities	28,948			30,370
Total liabilities	1,147,711			1,063,899
Equity	96,391			98,316
Total liabilities and equity	$1,244,102			$1,162,215
Net interest income; interest rate spread(4)		$14,563	2.29%		$14,518	2.46%
Net interest margin(4)(5)			2.47%			2.66%
Net interest margin, TE(6)			2.51%			2.70%
_____________________________________

(1)	Includes loan fees and interest on accruing loans and leases past due 90 days or more.

(2)	Includes federal funds sold and interest earning reserve balances at the Federal Reserve Bank.

(3)	Yields do not reflect the tax-exempt nature of loans, equipment leases and municipal securities.

(4)	Percentages for the six months ended December 31, 2013 and 2012 have been annualized.

(5)	Net interest income divided by average interest-earning assets.

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

The reconciliation of the Net Interest Income (GAAP) to Net Interest Margin, TE (non-GAAP) is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
	(Dollars in Thousands)
Net interest income	$7,787	$7,170	$14,563	$14,518
Taxable equivalent adjustment	142	109	259	194
Adjusted net interest income	7,929	7,279	14,822	14,712
Average interest-earning assets	1,180,826	1,078,895	1,170,771	1,081,096
Net interest margin, TE	2.66%	2.68%	2.51%	2.70%

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

	Three Months Ended December 31,			Six Months Ended December 31,
	2013 vs 2012			2013 vs 2012
	Increase (Decrease) Due to Volume	Increase (Decrease) Due to Rate	Total Increase (Decrease)	Increase (Decrease) Due to Volume	Increase (Decrease) Due to Rate	Total Increase (Decrease)
	(Dollars in Thousands)
Interest-earning assets:
Loans and leases receivable(1)	$789	$(936)	$(147)	$1,089	$(1,940)	$(851)
Investment securities(2)	102	351	453	266	(171)	95
Correspondent bank stock	2	3	5	10	13	23
Total interest-earning assets	$893	$(582)	$311	$1,365	$(2,098)	$(733)
Interest-bearing liabilities:
Deposits:
Checking and money market	$5	$(16)	$(11)	$17	$(191)	$(174)
Savings	29	(4)	25	27	(20)	7
Certificates of deposit	(13)	(180)	(193)	(35)	(367)	(402)
Total interest-bearing deposits	21	(200)	(179)	9	(578)	(569)
FHLB advances and other borrowings	189	(244)	(55)	490	(552)	(62)
Subordinated debentures payable to trusts	(46)	(26)	(72)	(92)	(55)	(147)
Total interest-bearing liabilities	$164	$(470)	$(306)	$407	$(1,185)	$(778)

Net interest income decrease	$729	$(112)	$617	$958	$(913)	$45
_____________________________________

(1)	Includes loan fees and interest on accruing loans and leases past due 90 days or more.

(2)	Includes federal funds sold and interest earning reserve balances at the Federal Reserve Bank.

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
Investment securities classified as held to maturity are those debt securities that management has the positive intent and ability to hold to maturity, and are reported at amortized cost, adjusted for amortization of premiums and accretion of discounts, using a method that approximates level yield. Investment securities classified as available for sale are those debt securities that the Company intends to hold for an indefinite period of time, but may not hold necessarily to maturity, and all equity securities. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company's assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. Investment securities available for sale are carried at fair value and unrealized gains or losses are reported as increases or decreases in other comprehensive income net of the related deferred tax effect. Sales of securities available for sale are recorded on a trade date basis.
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
In accordance with ASC 310, the loan portfolio was disaggregated into segments and then further disaggregated into classes for certain disclosures. A portfolio segment is defined as the level at which an entity develops and documents a systematic method for determining its allowance for credit losses. A class is generally determined based on the initial measurement attribute, risk characteristics of the loan, and an entity's method for monitoring and assessing credit risk. Residential and Consumer loan portfolio segments include classes of one-to four-family, construction, consumer direct, consumer home equity, consumer overdraft and reserves, and consumer indirect. Commercial, Commercial Real Estate and Agriculture loan portfolio segments include the classes of commercial business, equipment finance leases, commercial real estate, multi-family real estate, construction, agricultural business, and agricultural real estate.
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

•	Changes in the nature and volume of the portfolio and in the terms of loans;

•	Changes in the volume and severity of past due loans, the volume of nonaccrual loans, and the volume and severity of adversely classified or graded loans;

•	Changes in the quality of the Company's loan review system;

•	Changes in the value of the underlying collateral for collateral-dependent loans;

•	The existence and effect of any concentrations of credit, and changes in the level of such concentrations;

•	Changes in the experience, ability, and depth of lending management and other relevant staff; and

•	The effect of other external factors, such as competition and legal and regulatory requirements, on the level of estimated credit losses in the existing portfolio.
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
At each balance sheet date, the MSRs are analyzed for impairment, which occurs when the fair value of the MSRs is lower than the amortized book value. The majority of the Company's MSRs in the portfolio were acquired from the South Dakota Housing Development Authority's first-time homebuyer's program. Due to the lack of quoted markets for the Company's servicing portfolio, the Company estimates the fair value of the MSRs using a present value of future cash flow analysis. If the fair value is greater than or equal to the amortized book value of the MSRs, no impairment is recognized. If the fair value is less than the book value, an adjustment is made to a MSR valuation allowance to record the estimated impairment. If the Company determines this impairment is temporary, any future changes in impairment are recorded as a change in net income and the valuation account. If the Company determines the impairment to be permanent, the valuation is written off against the MSRs, which results in a new amortized balance.
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
The amount of the credit loss component of a debt security impairment is estimated as the difference between amortized cost and the present value of the expected cash flows of the security. The present value is determined using the best estimate cash flows discounted at the effective interest rate implicit to the security at the date of purchase or the current yield to accrete an asset-backed or floating rate security. At December 31, 2013, the Company does not have other-than-temporarily impaired debt securities for which credit losses exist.
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
Self-Insurance.    The Company has a self-insured healthcare plan and a self-insured dental plan for its employees up to certain limits. To mitigate a portion of the risks involved with a self-insurance health plan, the Company has a stop-loss insurance policy through a commercial insurance carrier for coverage in excess of $75,000 per individual occurrence. The estimate of self-insurance liability for each plan is based upon known claims and an estimate of incurred, but not reported ("IBNR") claims. IBNR claims are estimated using historical claims lag information received by a third party claims administrator. Due to the uncertainty of claims, the approach includes a process that may differ significantly from other methodologies and still produce an estimate that is in accordance with GAAP. Although management believes that it uses the best information available to determine the accrual, unforeseen claims could result in adjustments to the accrual. These adjustments could significantly affect net income if circumstances differ substantially from the assumptions used in estimating the accrual.
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
Nonperforming assets (i.e., nonaccrual loans and leases, accruing loans and leases delinquent more than 90 days and foreclosed assets) decreased $1.8 million during the fiscal year to $21.4 million at December 31, 2013. The ratio of nonperforming assets to total assets, which is one indicator of credit risk exposure, decreased to 1.71% at December 31, 2013, from 1.90% at June 30, 2013.
Nonaccruing loans and leases decreased to $21.1 million at December 31, 2013 compared to $22.6 million at June 30, 2013. Included in nonaccruing loans and leases at December 31, 2013 were two consumer residential relationships totaling $162,000, eight commercial business relationships totaling $3.9 million, eight commercial real estate relationships totaling $1.1 million, eight agricultural real estate relationships totaling $11.2 million, three agricultural business relationships totaling $3.6 million, and 18 consumer relationships totaling $1.1 million.
There were no accruing loans and leases delinquent more than 90 days at December 31, 2013 and at June 30, 2013.

The Company's nonperforming loans and leases, which represent nonaccrual loans and leases plus those past due over 90 days and still accruing were $21.1 million, a decrease of $1.5 million from the levels at June 30, 2013. Approximately two-thirds of the nonperforming loans at December 31, 2013 were comprised of dairy operations, which is similar to the percentage at June 30, 2013. The risk rating system in place is designed to identify and manage the nonperforming loans and leases. Commercial and agricultural loans and equipment finance leases will have specific reserve allocations based on collateral values or based on the present value of expected cash flows if the loans or leases are deemed impaired. Loans and leases that are not performing do not necessarily result in a loss.
As of December 31, 2013, the Company had $320,000 of foreclosed assets. The balance of foreclosed assets consisted of $248,000 in single-family residences and $72,000 in consumer home equity collateral.
At December 31, 2013, the Company had designated $27.5 million of its assets as classified, which management has determined need to be closely monitored because of possible credit problems of the borrowers or the cash flows of the secured properties. This amount includes $75,000 of unused lines of credit for those borrowers that have classified assets. At December 31, 2013, the Company had $3.7 million in commercial real estate and commercial business loans purchased, of which none of the amounts were currently classified. These loans and leases were considered in determining the adequacy of the allowance for loan and lease losses. The allowance for loan and lease losses is established based on management's evaluation of the risks probable in the loan and lease portfolio and changes in the nature and volume of loan and lease activity. Such evaluation, which includes a review of all loans and leases for which full collectability may not be reasonably assured, considers the estimated fair market value of the underlying collateral, present value of expected principal and interest payments, economic conditions, historical loss experience and other factors that warrant recognition in providing for an adequate loan and lease loss allowance.
Although the Company's management believes that the December 31, 2013, recorded allowance for loan and lease losses was adequate to provide for probable losses on the related loans and leases, there can be no assurance that the allowance existing at December 31, 2013 will be adequate in the future.
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

The following table sets forth the amounts and categories of the Company's nonperforming assets from continuing operations for the periods indicated.

	December 31, 2013	June 30, 2013
	(Dollars in Thousands)
Nonaccruing loans and leases:
One- to four-family	$162	$236
Commercial business	3,919	4,365
Equipment finance leases	—	35
Commercial real estate	1,051	1,180
Multi-family real estate	27	27
Agricultural real estate	11,208	11,634
Agricultural business	3,634	4,113
Consumer direct	5	15
Consumer home equity	1,104	1,018
Total nonaccruing loans and leases	21,110	22,623
Accruing loans and leases delinquent more than 90 days:
Total accruing loans and leases delinquent more than 90 days	—	—
Foreclosed assets:
One- to four-family	248	557
Consumer direct	—	7
Consumer home equity	72	—
Total foreclosed assets(1)	320	564
Total nonperforming assets(2)	$21,430	$23,187
Ratio of nonperforming assets to total assets(3)	1.71%	1.90%
Ratio of nonperforming loans and leases to total loans and leases(4)	2.83%	3.25%
Accruing troubled debt restructures	$1,245	$1,792
_____________________________________

(1)	Total foreclosed assets do not include land or other real estate owned held for sale.

(2)	Nonperforming assets include nonaccruing loans and leases, accruing loans and leases delinquent more than 90 days and foreclosed assets.

(3)	Percentage is calculated based upon total consolidated assets of the Company.

(4)	Nonperforming loans and leases include nonaccruing loans and leases and accruing loans and leases delinquent more than 90 days.

The following table sets forth information with respect to activity in the Company's allowance for loan and lease losses from continuing operations during the periods indicated.

	Six Months Ended December 31,
	2013	2012
	(Dollars in Thousands)
Balance at beginning of period	$10,743	$10,566
Charge-offs:
One- to four-family	(7)	(1)
Commercial business	(96)	(1)
Equipment finance leases	(22)	(20)
Commercial real estate	(10)	—
Construction	—	(7)
Agricultural real estate	—	(21)
Agricultural business	(98)	(374)
Consumer direct	(11)	(45)
Consumer home equity	(178)	(435)
Consumer OD & reserve	(109)	(123)
Consumer indirect	—	(3)
Total charge-offs	(531)	(1,030)
Recoveries:
One- to four-family	1	20
Commercial business	270	274
Equipment finance leases	26	3
Agricultural real estate	5	232
Agricultural business	8	736
Consumer direct	8	13
Consumer home equity	6	55
Consumer OD & reserve	44	39
Consumer indirect	6	44
Total recoveries	374	1,416
Net recoveries (charge-offs)	(157)	386
Additions charged to operations	19	(172)
Allowance related to assets acquired (sold), net	—	—
Balance at end of period	$10,605	$10,780
Ratio of net (recoveries) charge-offs during the period to average loans and leases outstanding during the period (2)	0.04%	(0.11)%
Ratio of allowance for loan and lease losses to total loans and leases at end of period	1.42%	1.59%
Ratio of allowance for loan and lease losses to nonperforming loans and leases at end of period(1)	50.24%	66.59%
_____________________________________

(1)	Nonperforming loans and leases include nonaccruing loans and leases and accruing loans and leases delinquent more than 90 days.

(2)	Percentages for the six months ended December 31, 2013 and 2012 have been annualized.

The distribution of the Company’s allowance for loan and lease losses and impaired loss summary as required by ASC Topic 310, “Accounting by Creditors for Impairment of a Loan” are summarized in the following tables.  The combination of ASC Topic 450, “Accounting for Contingencies” and ASC Topic 310 calculations comprise the Company’s allowance for loan and lease losses.

	General Allowance for Loan and Lease Losses	Specific Impaired Loan Valuation Allowance	General Allowance for Loan and Lease Losses	Specific Impaired Loan Valuation Allowance
Loan Type	December 31, 2013		June 30, 2013
	(Dollars in Thousands)
Residential	$248	$20	$195	$8
Commercial business	851	428	893	665
Commercial real estate	2,615	11	2,225	148
Agricultural	3,701	875	3,156	1,481
Consumer	1,697	159	1,811	161
Total	$9,112	$1,493	$8,280	$2,463

	Number of Loan Customers	Loan Balance	Impaired Loan Valuation Allowance	Number of Loan Customers	Loan Balance	Impaired Loan Valuation Allowance
Loan Type	December 31, 2013			June 30, 2013
	(Dollars in Thousands)
Residential	2	$167	$20	3	$277	$8
Commercial business	9	4,548	428	7	5,129	665
Commercial real estate	8	1,104	11	9	1,360	148
Agricultural	12	14,922	875	16	16,295	1,481
Consumer	24	1,306	159	30	1,320	161
Total	55	$22,047	$1,493	65	$24,381	$2,463

The allowance for loan and lease losses was $10.6 million at December 31, 2013, as compared to $10.7 million at June 30, 2013. The general valuation allowance increased by $832,000 due to increased loan volumes and adjusted for fluctuations in historical losses and environmental factors. The specific valuation allowance decreased by $970,000 to $1.5 million, due primarily to payments received on nonaccruing impaired loans in the current fiscal year, which reduced the principal balance and the amount of valuation allowance for those credits. The majority of the specific valuation allowance continues to be related to the agricultural portfolio segment, which represented 58.6% of the specific reserve in the portfolio. The ratio of the allowance for loan and lease losses to total loans and leases was 1.42% at December 31, 2013, compared to 1.54% at June 30, 2013. The Company's management has considered nonperforming assets and other assets of concern in establishing the allowance for loan and lease losses. The Company continues to monitor its allowance for possible loan and lease losses and make future additions or reductions in light of the level of loans and leases in its portfolio and as economic conditions dictate. The current level of the allowance for loan and lease losses is a result of management's assessment of the risks within the portfolio based on the information revealed in credit reporting processes. The Company utilizes a risk-rating system on commercial business, agricultural, construction, multi-family and commercial real estate loans, including purchased loans. The Company periodically utilizes an external loan review to assist in the assessment of the appropriateness of risk ratings and of risks within the portfolio. A periodic credit review is performed on all types of loans and leases to establish the necessary reserve based on the estimated risk within the portfolio. This assessment of risk takes into account the composition of the loan and lease portfolio, historical loss experience for each loan and lease category, previous loan and lease experience, concentrations of credit, current economic conditions and other factors that in management's judgment deserve recognition.
Real estate properties acquired through foreclosure are initially recorded at fair value (less a deduction for disposition costs). Valuations are periodically updated by management and a specific provision for losses on such properties is established by a charge to operations if the carrying values of the properties exceed their estimated net realizable values.

At December 31, 2013, the Company also had an allowance for credit losses on off-balance sheet credit exposures of $93,000. This amount is maintained as a separate liability account to cover estimated potential credit losses associated with off-balance sheet credit instruments such as off-balance sheet loan commitments, standby letters of credit, and guarantees and is recorded in other liabilities in the Consolidated Statements of Financial Condition. Although management believes that it uses the best information available to determine the allowances, unforeseen market conditions could result in adjustments and net income being significantly affected if circumstances differ substantially from the assumptions used in making the final determinations. Future additions to the Company's allowances may result from periodic loan, property and collateral reviews and thus cannot be predicted in advance. See Note 1 of "Notes to Consolidated Financial Statements," which is included in Part II, Item 8 "Financial Statements and Supplementary Data" of the Company's Form 10-K for the year ended June 30, 2013, for a description of the Company's policy regarding the provision for losses on loans and leases.
Comparison of the Three Months Ended December 31, 2013 and December 31, 2012
General.    The Company's net income was $2.2 million or $0.31 for basic and diluted earnings per common share for the quarter ended December 31, 2013, a $1.1 million increase in net income compared to $1.0 million or $0.15 for basic and diluted earnings per common share for the quarter ended December 31, 2012. The second quarter of fiscal 2014 resulted in a return on average equity (i.e., net income divided by average equity) of 8.90%, compared to 4.14% for the same quarter of the prior year, while the return on average assets (i.e., net income divided by average assets) was 0.69% compared to 0.35%, respectively. As discussed in more detail below, the increases were due to a variety of key factors, including an increase in net interest income of $617,000, a decrease in the provision for losses on loans and leases of $385,000, and an increase in noninterest income of $877,000. These were partially offset by an increase in noninterest expense of $322,000 and an increase in income taxes of $420,000.
Interest, Dividend and Loan Fee Income.    Interest, dividend and loan fee income was $10.1 million for the quarter ended December 31, 2013, as compared to $9.8 million for the same quarter of the prior year, an increase of $311,000 or 3.2%. Interest earned on loans and leases receivable totaled $8.7 million for the quarter which is a decrease of $147,000 when compared to the same quarter of the prior fiscal year. The average balance of loans and leases receivable increased from $699.1 million for the quarter ended December 31, 2012, to $761.5 million for the quarter ended December 31, 2013, but the average yield decreased by 49 basis points from 5.00% for the second quarter in the prior fiscal year to 4.51% in the current quarter. Interest earned on investment securities and interest-earning deposits increased by $458,000, which totaled $1.5 million for the current quarter. The average yield increased 34 basis points to 1.41%, while the average balance of investment securities and interest-earning deposits increased by $39.5 million to $419.3 million for the quarter ended December 31, 2013, when compared to the same period of the prior year. Overall, the average balance of total interest-earning assets increased by 9.4% and resulted in an increase in interest and dividend revenue of $893,000, which was partially offset by the decrease in the average yield on interest-earning assets by 21 basis points and resulted in a decrease to interest and dividend revenue of $582,000.
Interest Expense.    Interest expense was $2.4 million for the quarter ended December 31, 2013, as compared to $2.7 million for the same quarter of the prior year, a decrease of $306,000 or 11.5%. While a $21,000 increase in interest expense was the result of a 6.1% increase in the average balance of deposits and due to a change in the mix of deposit products, a $200,000 decrease in interest expense was the result of average deposit rate decreases of 13 basis points. The average rate on interest-bearing deposits was 0.51% for the quarter ended December 31, 2013, as compared to 0.64% for the prior year's second quarter. Interest expense related to the FHLB advances and other borrowings decreased by $55,000 due to declining rates in excess of increased average balances. The average rate decrease of 62 basis points resulted in interest savings of $244,000, while the average balance increase resulted in additional interest expense of $189,000. Interest expense on subordinated debentures decreased by $72,000 for the three months ended December 31, 2013, when compared to the prior fiscal year, due to the extinguishment of $3.0 million in debt in the fourth quarter of fiscal 2013.
Net Interest Income.    Net interest income for the second quarter of fiscal 2014 was $7.8 million, an increase of $617,000, or 8.6%, compared to fiscal 2013, due to an increase in interest income of $311,000 or 3.2% and a decrease in interest expense of $306,000 or 11.5%.  The net interest margin was 2.62%, compared to 2.64% for the same quarter of the prior fiscal year, a decrease of two basis points. The Company's net interest margin on a fully taxable equivalent basis was 2.66% for the quarter ended December 31, 2013, as compared to 2.68% for the same quarter a year ago. The yield on interest-earning assets decreased 21 basis points to 3.41% for the second quarter of fiscal 2014, while the average rate paid on interest-bearing liabilities decreased 20 basis points to 0.97% during the quarter. Meanwhile, average balances increased when compared to the same quarter from the prior fiscal year for interest-earning assets and interest-bearing liabilities by 9.4% and 7.3%, respectively. The average yield on interest-earning assets decreased, from the quarter a year earlier, primarily due to the repricing of adjustable rate loans, refinancing activity and competitive pricing pressures in a low interest rate environment.  In addition, this economic environment impacts the yields on investment securities and other short-term investments and prepayment speeds of mortgage-backed securities purchased at a premium. The Company continues to have a diversified loan portfolio comprised of a mix of consumer and business type lending. This mix helps the Company manage the net interest margin and interest rate risk by retaining loan and lease production on the balance sheet or by looking at alternatives through secondary markets.
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
Provision for losses on loans and leases decreased to a negative provision of $257,000 for the quarter ended December 31, 2013, as compared to an expense of $128,000 in the prior year's quarter. The decrease in the provision was due in part to recoveries collected in excess of charge-offs recorded during the quarter, a decrease in classified assets, a decrease in specific allowance recorded on impaired loans, and partially offset by the increases in loan balances and nonperforming assets. Net charge-offs decreased from $157,000 in the second quarter of fiscal 2013 to net recoveries of $99,000 during the second quarter of fiscal 2014. Classified assets at December 31, 2013 were $27.5 million, a decrease of $15.9 million, when compared to December 31, 2012, while the specific impaired loan valuation allowance was $1.5 million compared to $2.7 million a year ago. Loan balances for the quarter ended December 31, 2013 were $745.8 million, or an increase of 10.1% when compared to the same quarter a year ago. In addition, nonperforming assets increased by $4.4 million to $21.4 million at December 31, 2013 when compared to December 31, 2012. Dairy-related credits within the agricultural sector remain the largest segment within nonperforming assets at December 31, 2013. The increases in loan balances primarily impacted the general allowance, which increased from $8.1 million at December 31, 2012 to $9.1 million at December 31, 2013.
The allowance for losses on loans and leases at December 31, 2013 was $10.6 million. The allowance decreased from the December 31, 2012 balance of $10.8 million due to a decrease in the specific allowance recorded on impaired loans and partially offset by an increase in the general allowance due to an increase in overall loans and adjusted for changes in environmental factors and loan loss history. The ratio of allowance for loan and lease losses to nonperforming loans and leases at December 31, 2013, was 50.24% compared to 66.59% at December 31, 2012. The allowance for loan and lease losses to total loans and leases at December 31, 2013, was 1.42% compared to 1.59% at December 31, 2012. The Bank's management believes that the December 31, 2013, recorded allowance for loan and lease losses is adequate to provide for probable losses on the related loans and leases, based on its evaluation of the collectability of loans and leases and prior loss experience.
Noninterest Income.    Noninterest income was $3.9 million for the quarter ended December 31, 2013, as compared to $3.1 million for the quarter ended December 31, 2012, which represents an increase of $877,000 or 28.7%. For the second quarter of fiscal 2014, the increase over the prior fiscal year's quarter was primarily due to an increase in net loan servicing income of $1.3 million and aided by increases in fees on deposits and commission and insurance income of $123,000 and $183,000, respectively. Partially offsetting these increases was a decrease in the gain on sale of loans of $790,000, when comparing the current quarter to the same quarter of the prior year.
Loan servicing income increased by $1.3 million to $809,000 for the second quarter of fiscal 2014 primarily due to a valuation allowance benefit recaptured for the quarter ended December 31, 2013 of $500,000 compared to a provision recorded of $707,000 in the prior year quarter. Amortization expense, which is a component of net loan servicing income, for the second quarter of fiscal 2014 was $467,000 and represented a decrease of $155,000 when compared to the second quarter of fiscal 2013. For the current quarter, the valuation allowance reversal adjustment increased the carrying value of the capitalized portfolio asset to the estimated fair value of the capitalized asset, as required by GAAP. An assessment of prepayment speeds for the portfolio contributed to the valuation allowance decrease since the prior quarter, and the levels of prepayment speeds are lower than a year ago which decreased the amount of amortization expense as compared to the prior year's quarter.
Fees on deposits increased by $123,000 to $1.6 million for the quarter ended December 31, 2013 as compared to the same quarter of the prior fiscal year, primarily due to point-of-sale revenue increases. Point-of-sale interchange fees increased by $117,000 to $705,000 for the quarter ended December 31, 2013, due to increased fees per transaction and a higher volume of transactions overall. In addition, net service charge income increased by $40,000 to $195,000 for the quarter ended December 31, 2013, and was offset by an ATM service fee decrease of $33,000, when compared to the same quarter of the prior fiscal year.
Commission and insurance income was $308,000 for the quarter ended December 31, 2013, an increase of $183,000 when compared to the second quarter of fiscal 2013. During the fourth quarter of fiscal 2013, an investment book of business was purchased and the related broker was hired and has contributed to increased commission income when compared to the same quarter of the prior year.

Net gain on the sale of loans totaled $621,000, a decrease of $790,000 for the three months ended December 31, 2013, as compared to the prior fiscal year's quarter. Gain on the sale of loans declined from the same quarter of the prior fiscal year as refinancing activity has decreased due to a general rise in mortgage interest rates.
Noninterest Expense.    Noninterest expense was $8.8 million for the quarter ended December 31, 2013, as compared to $8.5 million for the quarter ended December 31, 2012, an increase of $322,000, or 3.8%. An increase in compensation and employee benefits of $453,000 was the primary factor for the increase in noninterest expense. This increase was partially offset by a decrease in professional fees of $131,000 when comparing the second quarter of fiscal 2014 to fiscal 2013.
Compensation and employee benefits were $5.2 million for the three months ended December 31, 2013, an increase of $453,000, or 9.5% when compared to the quarter ended December 31, 2012. Variable and incentive pay increases and reduced deferred compensation related to ASC 310-20 were the primary components of the increase when comparing the second quarter of fiscal 2014 to the second quarter of fiscal 2013. Variable and incentive pay increased by $285,000 to $481,000 for the second quarter of fiscal 2014 due primarily to incentive pay increases of $282,000 related to performance standard accruals and increased commissions paid of $95,000 due to increased commission income for the current quarter as compared to the same quarter a year ago. These increases to variable and incentive pay were partially offset by decreases in stock-based compensation amortization expense of $62,000 as a result of fewer unvested shares to amortize when compared to the same period of the prior year. Compensation expense that is deferred under ASC 310-20 declined when compared to the prior year due to fewer loan originations from residential financing activities. The increase in overall expense related to the reduced deferrals was $271,000 for the quarter ended December 31, 2013 as compared to the same quarter of the prior year. In addition, pension plan expenses increased by $52,000 for the three month period ended December 31, 2013, as compared to the same period of the prior year, due to the annual actuarial valuation and computed net periodic pension cost increases. These increases to compensation were partially offset by decreases in healthcare costs of $154,000 due to reduced utilization within the self-insured plan when compared to the same quarter of the prior year.
Professional fees were $405,000 for the second quarter of fiscal 2014, which is a decrease of $131,000, or 24.4%, from the second quarter of fiscal 2013. This decrease was due primarily to the reduction in legal costs related to loan collection activities and decreased corporate governance matters.
Income tax expense.    The Company's income tax expense for the quarter ended December 31, 2013 increased to $1.0 million compared to $605,000 for the same period of the prior fiscal year. The effective tax rates were 32.1% and 36.9% for the quarter ended December 31, 2013 and 2012, respectively. The current quarter's tax rate is lower than anticipated due to an increase in permanent tax items which reduce the effective tax rate, while the prior year's rate is higher than anticipated due to tax adjustments related to nonrecurring income items.

Comparison of the Six Months Ended December 31, 2013 and December 31, 2012
General.    The Company's net income was $3.1 million or $0.45 for basic and diluted earnings per common share for the six months ended December 31, 2013, a $39,000 increase in net income compared to $3.1 million or $0.44 for basic and diluted earnings per common share, respectively, for the same period of the prior year. For the first six months of fiscal 2014 the return on average equity (i.e., net income divided by average equity) was 6.48%, compared to 6.28% in the same period of the prior year, while the return on average assets (i.e., net income divided by average assets) was 0.50% and 0.53%, respectively. As discussed in more detail below, the income statement changes were due to a variety of key factors. Total revenue increased by $977,000 due to an increase in net interest income of $45,000 and an increase in noninterest income of $932,000. The provision for losses on loans and leases increased by $191,000, noninterest expense increased by $829,000 and income taxes decreased by $82,000, which resulted in an increase to net income of $39,000 for the six months ended December 31, 2013 as compared to the same period of the prior year.
Interest, Dividend and Loan Fee Income.    Interest, dividend and loan fee income was $19.3 million for the six months ended December 31, 2013, as compared to $20.1 million for the same period of the prior year, a decrease of $733,000 or 3.7%, due primarily to decreasing overall yields on interest-earning assets in excess of increased average balances. Interest earned on loans and leases receivable totaled $17.0 million for the first six months of fiscal 2014 which is a decrease of $851,000, when compared to the same period of the prior fiscal year and due primarily to a decrease in the average rates earned. The average yield on interest earned from loans and leases receivable decreased by 52 basis points to 4.52% in the year-over-year comparison. This was partially offset by an increase in the average balance of loans and leases receivable of $42.6 million, or 6.1% for the first six months of fiscal 2014 as compared to the same period in fiscal 2013. Interest earned on investment securities and interest-earning deposits increased by $118,000 in the year-over-year comparison to $2.4 million for the six month period ended December 31, 2013, primarily due to an increase in average balances. The average balance of investment securities and interest-earning deposits increased by $47.0 million, or 12.4%, to $426.9 million for the six month period ended December 31, 2013, while the average yield decreased by 7 basis points to 1.11%. Overall, the average yield on interest-

earning assets, which include loans and leases receivable and investment securities and interest-earning deposits, decreased by 40 basis points and resulted in a decrease of $2.1 million in revenue, in the comparison to the same six month period of the prior year, while the average balance of total interest-earning assets increased by 8.3%, resulting in an increase to revenue of $1.4 million.
Interest Expense.    Interest expense was $4.8 million for the six months ended December 31, 2013, as compared to $5.6 million for the same period of the prior year, a decrease of $778,000 or 14.0%. A $578,000 decrease in interest expense was the result of a 17 basis point decrease in average rates paid on interest-bearing deposits. The average balance of interest-bearing deposits increased by 3.3%, but a change in the mix of average balances from higher rate paying certificates to the lower paying checking and money market accounts contributed to a reduction in interest expense. The average rate on interest-bearing deposits was 0.53% for the six months ended December 31, 2013, as compared to 0.70% for the same period of the prior year. Noninterest bearing deposits increased by $31.9 million to an average balance of $164.0 million for the six months ended December 31, 2013 as compared to the prior year. Interest expense related to the FHLB advances and other borrowings decreased by $62,000 due to declining rates in excess of increased average balances. The average rate decrease of 64 basis points resulted in interest savings of $552,000, while the average balance increase resulted in additional interest expense of $490,000. Interest expense on subordinated debentures decreased by $147,000 for the six months ended December 31, 2013, when compared to the prior fiscal year, due to the extinguishment of $3.0 million in debt in the fourth quarter of fiscal 2013.
Net Interest Income.    Net interest income for fiscal 2014 was $14.6 million, an increase of $45,000, or 0.3%, compared to fiscal 2013, due to a decrease in interest income of $733,000 or 3.7%, and offset by a decrease in interest expense of $778,000 or 14.0%.  The net interest margin for the the six months of fiscal 2014 was 2.47% as compared to 2.66% for the prior fiscal year, a decrease of 19 basis points. The Company's net interest margin on a fully taxable equivalent basis was 2.51% for the fiscal year ended December 31, 2013, as compared to 2.70% for the prior fiscal year. The yield on interest-earning assets decreased 40 basis points to 3.28% for fiscal 2014, while the average rate paid on interest-bearing liabilities decreased 23 basis points to 0.99% in fiscal 2014. In fiscal 2014, the average balances increased from a year ago for interest-earning assets and interest-bearing liabilities by 8.3% and 5.9%, respectively. The average yield on interest-earning assets decreased primarily due to the repricing of adjustable rate loans, refinancing activity and competitive pricing pressures in a low interest rate environment.  In addition, this economic environment impacts the yields on investment securities and other short-term investments and prepayment speeds of mortgage-backed securities purchased at a premium. The Company continues to have a diversified loan portfolio comprised of a mix of consumer and business type lending. This mix helps the Company manage the net interest margin and interest rate risk by retaining loan and lease production on the balance sheet or by looking at alternatives through secondary markets.
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
Provision for losses on loans and leases increased $191,000, to $19,000 for the six months ended December 31, 2013, as compared to a net benefit of $172,000 for the same period in the prior year. The increase in the provision is due to increasing loan balances and an increase in net chargeoffs for the comparable periods. Loans and lease receivables increased by $68.2 million, or 10.1% when comparing the amounts at December 31, 2013 and December 31, 2012, while net chargeoffs for the current year-to-date period ended totaled $157,000, or an increase of $543,000 when compared to the prior year. In addition, nonperforming assets increased by $4.4 million to $21.4 million at December 31, 2013 when compared to December 31, 2012. Dairy-related credits within the agricultural sector remained the largest segment within the nonperforming assets for December 31, 2013. Other factors which helped minimize the amount of provision needed were a decrease in valuation allowance on impaired loans in accordance with ASC 310 of $1.2 million and reduced classified assets of $15.9 million when comparing the balances at December 31, 2013 and December 31, 2012.
The allowance for losses on loans and leases at December 31, 2013 was $10.6 million, which is less than the amount reported at December 31, 2012 of $10.8 million. The ratio of allowance for loan and lease losses to total loans and leases was 1.42% at December 31, 2013, compared to 1.59% at December 31, 2012. The specific valuation allowance of $1.5 million, a decrease of $1.2 million from December 31, 2012, is comprised primarily of $875,000 allowance attributed to impaired agricultural loans and $428,000 allowance attributed to impaired commercial business loans. At December 31, 2013 the general valuation allowance of $9.1 million, is an increase of $1.0 million since December 31, 2012, and comprises the remainder of the allowance for loan and lease losses and is evaluated based primarily upon a review of historical loss and environmental factors and applied to loan and lease balances outstanding according to risk rating classifications. The ratio of allowance for loan and lease losses to nonperforming loans and leases at December 31, 2013, was 50.24% compared to 66.59% at December 31, 2012. The Bank's management believes that the December 31, 2013, recorded allowance for loan and lease losses is adequate to provide for probable losses on the related loans and leases, based on its evaluation of the collectability of loans and leases and prior loss experience.
Noninterest Income.    Noninterest income was $8.1 million for the six months ended December 31, 2013, as compared to $7.2 million for the same period of the prior fiscal year, which represents an increase of $932,000 or 13.0%. This increase was due to an increase in net loan servicing income of $1.9 million and offset by a decrease in the net gain on sale of loans and fees on deposits of $1.0 million and $305,000, respectively. In September 2012, interest rate swap contracts on deposits were terminated which resulted in a one-time charge of $1.5 million and was reported as a reduction to other noninterest income. Investment securities with unrealized gains were sold to offset the effect of the contract termination losses. For fiscal 2014, the decrease in net gains on securities of $1.5 million and the increase in other noninterest income of $1.5 million reflect the effect of these prior year transactions.
Loan servicing income increased by $1.9 million to $1.4 million for the first six months of fiscal 2014 primarily due to the net decrease of the valuation allowance provision of $1.8 million. In the current period ended December 31, 2013, the valuation allowance provision was a net benefit of $875,000 compared to a net provision expense for the same period of the prior year of $970,000. In addition, amortization expense decreased by $242,000, but was partially offset by a decrease in servicing income of $168,000 when compared to the same period of the prior year. The valuation allowance reversal increased the carrying value of the capitalized portfolio asset to the estimated fair value of the capitalized asset, as required by GAAP. An assessment of prepayment speeds within the portfolio contributed to the valuation allowance decrease, and also decreased the amount of amortization expense as compared to the same period of the prior year. Servicing income decreased due to a decreasing asset base and an overall lesser net servicing fee percentage which is based on investor mix and modified for delinquencies.
Net gain on the sale of loans totaled $1.4 million, a decrease of $1.0 million for the six months ended December 31, 2013, as compared to the same period of the prior fiscal year. The decrease reflects reduced customer refinancing volume on residential lending in the current fiscal year when compared to the same period of the prior fiscal year. Origination activity for residential lending continues to remain active for customer purchase activity, while reduced refinance activity is affected by recent increases to interest rates.
Net gain on the sale of securities totaled $358,000, a decrease of $1.5 million for the six months ended December 31, 2013, as compared to the same period of the prior fiscal year. As mentioned above, in September 2012, securities with unrealized gains were sold to offset the effect of the termination losses associated with interest rate swap contracts. The Company received proceeds of $34.8 million for net gains of $358,000 for the first six months of fiscal 2014 as compared to proceeds received of $73.0 million for net gains of $1.8 million for the first six months of fiscal 2013.
Fees on deposits decreased $305,000, or 8.6% to $3.3 million for the six months ended December 31, 2013, as compared to the same period of the prior year. In the first quarter of the prior fiscal year, deposit fees included $600,000 of nonrecurring vendor incentive fees related to a debit card vendor transition. Partially offsetting this decrease was an increase in point-of-sale interchange fees of $263,000 resulting from an increased fee per transaction and a higher volume of transactions overall.
Noninterest Expense.    Noninterest expense was $18.1 million for the six months ended December 31, 2013, compared to $17.3 million for the six months ended December 31, 2012, an increase of $829,000, or 4.8%. Increases in compensation and employee benefits of $1.0 million was the primary factor for the increase in noninterest expense. Check and data processing, professional fees, marketing and community investment, and foreclosed real estate and other properties, net collectively decreased by $219,000 for the six month period ended December 31, 2013 as compared to the prior fiscal year due to efficiency initiatives which continue to be executed.
Compensation and employee benefits were $10.7 million for the six months ended December 31, 2013, an increase of $1.0 million, or 10.4% when compared to the same period ended December 31, 2012. Variable and incentive pay increases and reduced deferred compensation related to ASC 310-20 were the primary components of the increase when comparing the first six months of fiscal 2014 to the same period of fiscal 2013. Variable and incentive pay increased by $437,000 to $1.1 million for the first six months of fiscal 2014 due to incentive pay increases of $226,000 related to performance standard accruals, increased commissions paid of $180,000 which is directly related to increased commission income, and mortgage commission increases of $106,000 due to restructured compensation plans of mortgage originators. These increases to variable and incentive pay were partially offset by decreases in stock-based compensation amortization expense of $75,000 as a result of fewer unvested shares to amortize when compared to the same period of the prior year. Compensation expense that is deferred under ASC 310-20 declined when compared to the prior year due to fewer loan originations from residential refinancing activities. The increase in expense related to the reduced deferrals was $413,000 for the six months ended December 31, 2013 as compared to the same period of the prior year. Salaries and wages increased $185,000 or 2.5% for the first six months of fiscal 2014, when compared to the same period of fiscal 2013. Approximately $127,000 of this increase was due to an increase in average FTEs of 1.7%, as revenue-producing mortgage, agricultural and business banking staff were added in part to produce additional revenues. Severance pay for executive and closed branch staff of $85,000 also contributed to additional compensation costs. In addition, pension plan expenses increased by $102,000 in the year-over-year comparison, due to the annual actuarial valuation and computed net periodic pension cost increases. These increases to compensation were partially offset by decreases in healthcare costs of $126,000 due to reduced utilization within the self-insured plan when compared to the same period of the prior fiscal year.
Check and data processing expense was $1.5 million for the first six months of fiscal 2014, which is a decrease of $66,000, or 4.2%, from the same period of fiscal 2013. Reduced data communications and card service fee expense were the primary factors for the savings, but were partially offset by increased computer service expenses (i.e. licensing, website utilization fees and annual maintenance costs related to vendor computer systems).
Professional fees were $1.1 million for the first six months of fiscal 2014, which is a decrease of $48,000, or 4.1%, from the same period of fiscal 2013. This decrease was due primarily to the reduction in legal costs related to corporate governance matters, decreased consulting fees related to the vendor incentive commissions from the prior year, and partially offset by an increase in audit and accounting fees.
Marketing and community investment decreased $52,000 to $620,000 for the six months ended December 31, 2013. A reduction in advertising costs of $66,000 was the primary factor for the decrease when comparing the current period with the same period of the prior fiscal year.
Net foreclosed real estate and other property expense decreased by $53,000 to $256,000 for the six months ended December 31, 2013 compared to the same period in the prior fiscal year. The decrease was due primarily to increased repairs and maintenance of foreclosed single family real estate in the prior fiscal year.
Income tax expense.    The Company's income tax expense for the six months ended December 31, 2013 decreased by $82,000 to $1.4 million when compared to the same period of the prior fiscal year. The effective tax rates were 30.8% and 32.3% for the six months ended December 31, 2013 and 2012, respectively.
Liquidity and Capital Resources
The Company's liquidity is comprised of three primary classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Net cash provided by operating activities and financing activities for the six months ended December 31, 2013 was $8.5 million and $37.4 million, respectively, which was partially offset by net cash used in investing activities of $41.1 million. For the same period ended December 31, 2012, net cash provided by operating, investing and financing activities were $1.9 million, $23.8 million and $28.9 million, respectively. The results were an increase in cash and cash equivalents of $4.8 million for the six months ended December 31, 2013 compared to an increase in cash and cash equivalents of $54.6 million for the same period of the prior fiscal year.
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
Liquidity management is both a daily and long-term responsibility of management. The Bank adjusts its investments in liquid assets based upon management's assessment of (i) expected loan demand, (ii) projected loan sales, (iii) expected deposit flows, (iv) yields available on interest-bearing deposits, and (v) the objectives of its asset/liability management program. Excess liquidity is invested generally in interest-bearing overnight deposits and other short-term government and agency obligations. During the six months ended December 31, 2013, the Bank decreased its borrowings with the FHLB and other borrowings by $28.8 million.
Although in-market deposits is one of the Bank's primary source of funds, the Bank's policy has been to utilize borrowings where the funds can be invested in either loans or securities at a positive rate of return or to use the funds for short-term liquidity purposes. At December 31, 2013, the Bank had the following sources of additional borrowings:

•	$15.0 million in an uncommitted, unsecured line of federal funds with First Tennessee Bank, NA;

•	$20.0 million in an uncommitted, unsecured line of federal funds with Zions Bank;

•	$78.9 million of available credit from the Federal Reserve Bank; and

•	$297.5 million of available credit from FHLB of Des Moines (after deducting outstanding borrowings with FHLB of Des Moines).
The Bank may also seek other sources of contingent liquidity including additional federal funds purchased lines with correspondent banks and lines of credit with the Federal Reserve Bank. There were no funds drawn on the uncommitted, unsecured line of federal funds with First Tennessee Bank, NA, Zions Bank and the Federal Reserve Bank at December 31, 2013. The Bank, as a member of the FHLB of Des Moines, is required to acquire and hold shares of capital stock in the FHLB of Des Moines equal to 0.12% of the total assets of the Bank at December 31 annually. The Bank is also required to own activity-based stock, which is based on 4.00% of the Bank's outstanding advances. These percentages are subject to change at the discretion of the FHLB Board of Directors.
In addition to the above sources of additional borrowings, the Bank has implemented arrangements to acquire out-of-market certificates of deposit as an additional source of funding. As of December 31, 2013, the Bank had $27.1 million in out-of-market certificates of deposit.
The Bank anticipates that it will have sufficient funds available to meet current loan commitments. At December 31, 2013, the Bank had outstanding commitments to originate and purchase mortgage and commercial loans of $15.4 million and to sell mortgage loans of $4.0 million. Commitments by the Bank to originate loans are not necessarily executed by the customer. The Bank monitors the ratio of commitments to funding for use in liquidity management. At December 31, 2013, the Bank had outstanding commitments to purchase $1.0 million of investment securities classified as held to maturity and no commitments to sell investment securities available for sale.
The Company has an available line of credit with United Bankers' Bank for liquidity needs of $4.0 million with no funds advanced at December 31, 2013. The line of credit was renewed on October 1, 2013 and is available through October 1, 2014. The Company has pledged 100% of Bank stock as collateral for this line of credit.
The Company uses its capital resources to pay dividends to its stockholders, to support organic growth, to make acquisitions, to service its debt obligations and to provide funding for investment into the Bank as Tier 1 (core) capital.
Savings institutions insured by the FDIC are required to meet three regulatory capital requirements. If a requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, seizure. Institutions not in compliance may apply for an exemption from the requirements and submit a recapitalization plan. At December 31, 2013, the Bank met all current capital requirements.
The OCC has adopted capital requirements for savings institutions comparable to the requirement for national banks. The minimum OCC core capital requirement for well-capitalized institutions is 5.00% of total adjusted assets. The Bank had Tier 1 (core) capital of 9.42% at December 31, 2013. The minimum OCC total risk-based capital requirement for well-capitalized institutions is 10.00% of risk-weighted assets. The Bank had total risk-based capital of 15.30% at December 31, 2013.
The Company has entered into interest rate swap contracts which are classified as cash flow hedge contracts, fair value hedge contracts, or non-designated derivative contracts. At December 31, 2013, the total notional amount of interest rate swap contracts was $63.8 million with a fair value net loss of $634,000. The Company is exposed to losses if the counterparties fail to make their payments under the contract in which the Company is in a receiving status. The Company minimizes its risk by monitoring the credit standing of the counterparties. The Company anticipates the counterparties will be able to fully satisfy their obligations under the remaining agreements. See Note 13 of "Notes to Consolidated Financial Statements" of this Form 10-Q for additional information.
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
Recent Accounting Pronouncements
In February 2013, FASB issued ASU 2013-04 “Liabilities” (ASC Topic 405), obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. This update requires measuring the obligation resulting from joint and several liability arrangements to include (1) the amount the reporting entity agreed to pay on the basis of its arrangement amount of its co-obligors and, (2) any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance is effective for fiscal years beginning after December 15, 2013, and the interim periods within those fiscal years. The amendments in this update should be applied retrospectively to all prior periods presented for those obligations resulting from joint and several liability arrangements within the update's scope that exist at the beginning of an entity's fiscal year of adoption. Early adoption is permitted. The Company anticipates to adopt this update in the first quarter of fiscal 2015 and does not expect the adoption to have a material effect on the Company's consolidated financial condition, results of operations or cash flows.
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
In January 2014, FASB issued ASU 2014-04 “Receivables-Troubled Debt Restructurings by Creditors” (ASC Topic 310-40), regarding guidance to reduce inconsistencies when derecognizing loan receivables and recording real estate recognized. A creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The guidance is effective for fiscal years beginning after December 15, 2014, and the interim periods within those fiscal years. An entity can elect to adopt the amendments using either a modified retrospective transition method or a prospective transition method. Early adoption is permitted. The Company anticipates to adopt this update in the first quarter of fiscal 2016 and does not expect the adoption to have a material effect on the Company's consolidated financial condition, results of operations or cash flows.
Since October 1, 2013, the FASB issued ASU No. 2013-12 through 2014-05. Other than ASU 2014-04 mentioned above, no other updates are applicable to the consolidated financial statements of the Company.
Subsequent Event
Management has evaluated subsequent events for potential disclosure or recognition through February 7, 2014, the date of the filing of the consolidated financial statements with the Securities and Exchange Commission.
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

As set forth below, the volatility of a rate change, the change in asset or liability mix of the Company or other factors may produce a decrease in net interest margin in an upward moving rate environment even as the net portfolio value (“NPV”) estimate indicates an increase in net value. The inverse situation may also occur. One approach used by the Company to quantify interest rate risk is an NPV analysis. This analysis calculates the difference between the present value of the liabilities and the present value of expected cash flows from assets and off-balance sheet contracts. The following tables set forth, at December 31, 2013 and June 30, 2013, an analysis of the Company's interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve. Management does not believe that the Company has experienced any material changes in its market risk position from that disclosed in the Company's Annual Report on Form 10-K for fiscal 2013 or that the Company's primary market risk exposures and how those exposures were managed during the six months ended December 31, 2013 changed significantly when compared to June 30, 2013.

Even if interest rates change in the designated amounts, there can be no assurance that the Company's assets and liabilities would perform as set forth below. In addition, a change in U.S. Treasury rates in the designated amounts accompanied by a change in the shape of the Treasury yield curve would cause significantly different changes to the NPV than indicated below.

December 31, 2013
		Estimated Increase (Decrease) in NPV
Change in Interest Rates	Estimated NPV Amount
		Amount	Percent
	(Dollars in Thousands)
Basis Points
+300	$271,548	$25,662	10%
+200	266,244	20,358	8
+100	257,238	11,352	5
—	245,886	—	—
-100	211,198	(34,688)	(14)

June 30, 2013
		Estimated Increase (Decrease) in NPV
Change in Interest Rates	Estimated NPV Amount
		Amount	Percent
	(Dollars in Thousands)
Basis Points
+300	$249,104	$27,463	12%
+200	243,835	22,194	10
+100	234,513	12,872	6
—	221,641	—	—
-100	184,269	(37,372)	(17)
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
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of December 31, 2013, an evaluation was performed by the Company's management, including the Company's President and Chief Executive Officer and the Company's Senior Vice President, Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) to provide reasonable assurance that information required to be disclosed in the reports the Company files and submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Based upon that evaluation, the Company's President and Chief Executive Officer and the Company's Senior Vice President, Chief Financial Officer and Treasurer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2013.
There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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
Item 1A.    Risk Factors
The discussion of our business and operations should be read together with the risk factors contained in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2013, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. There have been no material changes to the risk factors set forth in the above-referenced filing as of December 31, 2013.
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

HF FINANCIAL CORP.
Date:	February 7, 2014	By:	/s/ STEPHEN M. BIANCHI
Stephen M. Bianchi, President and Chief Executive Officer (Principal Executive Officer)

Date:	February 7, 2014	By:	/s/ BRENT R. OLTHOFF
Brent R. Olthoff, Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description
10.1
Amendment No. 2 to Confidentiality Agreement between the Company and Jacobs Asset Management, LLC. (incorporated herein by reference to the Company's Current Report on Form 8-K dated December 17, 2013 and filed with the SEC on December 17, 2013, file no. 033-44383).

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