Form 10-Q
period 2014-03-31
HF FINANCIAL CORP
filed 2014-05-09
CIK 881790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of May 2, 2014, there were 7,055,440 shares of the registrant's common stock outstanding.

Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements
HF FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(DOLLARS IN THOUSANDS, except share data)

	March 31, 2014	June 30, 2013
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents	$26,548	$21,352
Investment securities available for sale	388,815	424,481
Investment securities held to maturity	19,150	—
Correspondent bank stock	7,439	8,936
Loans held for sale	3,204	9,169

Loans and leases receivable	754,819	695,771
Allowance for loan and lease losses	(10,346)	(10,743)
Loans and leases receivable, net	744,473	685,028

Accrued interest receivable	5,050	5,301
Office properties and equipment, net of accumulated depreciation	13,233	13,853
Foreclosed real estate and other properties	266	564
Cash value of life insurance	20,474	19,965
Servicing rights, net	11,458	10,987
Goodwill and intangible assets, net	4,857	4,938
Other assets	13,277	12,938
Total assets	$1,258,244	$1,217,512
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits	$952,363	$898,761
Advances from Federal Home Loan Bank and other borrowings	147,436	167,163
Subordinated debentures payable to trusts	24,837	24,837
Advances by borrowers for taxes and insurance	19,158	12,595
Accrued expenses and other liabilities	14,946	16,885
Total liabilities	1,158,740	1,120,241
Stockholders' equity
Preferred stock, $.01 par value, 500,000 shares authorized, none outstanding	—	—
Series A Junior Participating Preferred Stock, $1.00 stated value, 50,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, 10,000,000 shares authorized, 9,138,895 and 9,138,475 shares issued at March 31, 2014 and June 30, 2013, respectively	91	91
Additional paid-in capital	46,176	46,096
Retained earnings, substantially restricted	89,008	86,266
Accumulated other comprehensive (loss), net of related deferred tax effect	(4,874)	(4,285)
Less cost of treasury stock, 2,083,455 shares at March 31, 2014 and June 30, 2013	(30,897)	(30,897)
Total stockholders' equity	99,504	97,271
Total liabilities and stockholders' equity	$1,258,244	$1,217,512
See accompanying notes to unaudited consolidated financial statements.

HF FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Interest, dividend and loan fee income:
Loans and leases receivable	$8,781	$8,082	$25,740	$25,892
Investment securities and interest-earning deposits	1,716	1,561	4,099	3,826
	10,497	9,643	29,839	29,718
Interest expense:
Deposits	960	1,111	2,996	3,716
Advances from Federal Home Loan Bank and other borrowings	1,212	1,432	3,955	4,384
	2,172	2,543	6,951	8,100
Net interest income	8,325	7,100	22,888	21,618
Provision (benefit) for losses on loans and leases	260	—	279	(172)
Net interest income after provision for losses on loans and leases	8,065	7,100	22,609	21,790
Noninterest income:
Fees on deposits	1,472	1,361	4,727	4,921
Loan servicing income, net	703	406	2,132	(84)
Gain on sale of loans	344	1,151	1,759	3,584
Earnings on cash value of life insurance	201	200	613	611
Trust income	229	209	642	593
Commission and insurance income	404	177	1,035	496
Gain on sale of securities, net	233	146	591	1,968
Other	98	5	295	(1,256)
	3,684	3,655	11,794	10,833
Noninterest expense:
Compensation and employee benefits	5,298	5,258	16,025	14,973
Occupancy and equipment	1,058	1,096	3,140	3,167
FDIC insurance	220	195	661	606
Check and data processing expense	784	677	2,297	2,256
Professional fees	502	484	1,633	1,663
Marketing and community investment	315	106	935	778
Foreclosed real estate and other properties, net	50	16	306	325
Other	691	716	2,027	2,057
	8,918	8,548	27,024	25,825
Income before income taxes	2,831	2,207	7,379	6,798
Income tax expense	858	802	2,257	2,283
Net income	$1,973	$1,405	$5,122	$4,515

Basic earnings per common share	$0.28	$0.20	$0.73	$0.64
Diluted earnings per common share	0.28	0.20	0.73	0.64
Dividend declared per common share	0.11	0.11	0.34	0.34
See accompanying notes to unaudited consolidated financial statements.

HF FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Net income	$1,973	$1,405	$5,122	$4,515
Other comprehensive income (loss), net of tax:
Investment securities available for sale:
Change in unrealized gains (losses) on other securities	1,013	(593)	(792)	145
Reclassification adjustment:
Security (gains) recognized in earnings	(233)	(146)	(591)	(1,968)
Income tax (expense) benefit	(297)	281	525	693
Other comprehensive income (loss) on investment securities available for sale	483	(458)	(858)	(1,130)
Cash flow hedging activities-interest rate swap contracts:
Net unrealized gains	156	223	408	521
Reclassification adjustment:
Hedge losses recognized in earnings	—	—	—	1,456
Income tax (expense)	(53)	(76)	(139)	(734)
Other comprehensive income on cash flow hedging activities-interest rate swap contracts	103	147	269	1,243
Total other comprehensive income (loss)	586	(311)	(589)	113
Comprehensive income	$2,559	$1,094	$4,533	$4,628
See accompanying notes to unaudited consolidated financial statements.

HF FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

	Nine Months Ended
	March 31,
	2014	2013
Cash Flows From Operating Activities
Net income	$5,122	$4,515
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Provision (benefit) for losses on loans and leases	279	(172)
Provision (benefit) for allowance on servicing rights	(1,249)	750
Depreciation	1,297	1,324
Amortization of intangible assets	81	—
Amortization of discounts and premiums on investment securities and other	5,416	5,710
Stock-based compensation	80	313
Net change in loans held for resale	7,724	11,281
(Gain) on sale of loans	(1,759)	(3,584)
Realized (gain) on sale of investment securities, net	(591)	(1,968)
Loss (gain) and provision for losses on foreclosed real estate and other properties, net	48	(42)
Loss on disposal of office properties and equipment, net	8	89
Change in other assets and liabilities	(2,118)	3,073
Net cash provided by operating activities	14,338	21,289
Cash Flows From Investing Activities
Net change in loans and leases outstanding	(60,370)	1,336
Purchases of investment securities	(127,372)	(209,680)
Proceeds from sales, maturities and repayments of investment securities	139,104	160,043
Purchases of correspondent bank stock	(21,107)	(6,935)
Proceeds from redemption of correspondent bank stock	22,604	7,259
Purchases of office properties and equipment	(686)	(887)
Proceeds from sale of office properties and equipment	—	172
Proceeds from sale of foreclosed real estate and other properties	627	737
Purchases of servicing rights from external sources	—	(3)
Net cash (used in) investment activities	(47,200)	(47,958)
Cash Flows From Financing Activities
Net increase in deposits	53,602	3,356
Proceeds of advances from Federal Home Loan Bank and other borrowings	545,800	160,841
Payments on advances from Federal Home Loan Bank and other borrowings	(565,527)	(168,110)
Increase in advances by borrowers	6,563	5,561
Proceeds from issuance of common stock	—	42
Cash dividends paid	(2,380)	(2,381)
Net cash provided by (used in) financing activities	38,058	(691)
Increase (decrease) in cash and cash equivalents	5,196	(27,360)
Cash and Cash Equivalents
Beginning	21,352	50,334
Ending	$26,548	$22,974

Supplemental Disclosure of Cash Flows Information
Cash payments for interest	$7,497	$8,497
Cash payments for income and franchise taxes	3,136	470
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
The accompanying consolidated balance sheet as of June 30, 2013, which has been derived from audited financial statements, and the unaudited consolidated interim financial statements have been prepared in accordance with GAAP and reflect all adjustments that are, in the opinion of management, necessary for the fair presentation of the financial position and results of operations for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the nine months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending June 30, 2014.
The interim consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, Home Federal Bank (the “Bank”), HF Financial Group, Inc. (“HF Group”) and HomeFirst Mortgage Corp. (the “Mortgage Corp.”), and the Bank’s wholly-owned subsidiaries, Mid America Capital Services, Inc. (“Mid America Capital”) and Hometown Investment Services, Inc. (“Hometown”).  The interim consolidated financial statements reflect the deconsolidation of the wholly-owned subsidiary trusts of the Company: HF Financial Capital Trust III (“Trust III”), HF Financial Capital Trust IV (“Trust IV”), HF Financial Capital Trust V (“Trust V”) and HF Financial Capital Trust VI (“Trust VI”). See Note 12 of “Notes to Consolidated Financial Statements.”  All intercompany balances and transactions have been eliminated in consolidation.

Management has evaluated subsequent events for potential disclosure or recognition through May 9, 2014, the date of the filing of the consolidated financial statements with the Securities and Exchange Commission.

Reclassification

Certain balances in the consolidated financial statements from prior periods have been reclassified to conform to the current period's presentation.

NOTE 2—REGULATORY CAPITAL
The following table summarizes the Bank's compliance with its minimum regulatory capital requirements at March 31, 2014:

	Amount	Percent
Tier I (core) capital (to adjusted total assets):
Required	$62,708	5.00%
Actual	119,282	9.51
Excess over required	56,574	4.51

Total risk-based capital (to risk-weighted assets):
Required	84,876	10.00
Actual	129,577	15.27
Excess over required	44,701	5.27

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
Diluted earnings per common share is similar to the computation of basic earnings per common share except the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive options outstanding had been exercised.
Following is a reconciliation of the income available to common shareholders and common stock share amounts used in the calculation of basic and diluted EPS for the periods presented:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Net income	$1,973	$1,405	$5,122	$4,515

Basic EPS:
Weighted average number of common shares outstanding	7,055,440	7,054,902	7,055,256	7,053,880
Basic earnings per common share	$0.28	$0.20	$0.73	$0.64

Diluted EPS:
Weighted average number of common shares outstanding	7,055,440	7,054,902	7,055,256	7,053,880
Common share equivalents—Stock Options / Stock Appreciation Rights (SARs) under employee compensation plans/warrant	2,513	2,084	2,640	2,487
Weighted average number of common shares and common share equivalents	7,057,953	7,056,986	7,057,896	7,056,367
Diluted earnings per common share	$0.28	$0.20	$0.73	$0.64

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

NOTE 4—INVESTMENT SECURITIES
The amortized cost and fair value of investments in securities classified as available for sale and held to maturity according to management's intent, are as follows:

	March 31, 2014
	Adjusted Carrying Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Investment securities available for sale:
Debt securities:
U.S. government agencies	$15,780	$9	$(99)	$15,690
Municipal bonds	10,743	83	(44)	10,782
	26,523	92	(143)	26,472
Equity securities:
FNMA(1)	—	—	—	—
Federal Ag Mortgage	7	7	—	14
Other investments	253	—	—	253
	260	7	—	267
Agency residential mortgage-backed securities	365,649	944	(4,517)	362,076
Total investment securities available for sale	$392,432	$1,043	$(4,660)	$388,815

Investment securities held to maturity:
Municipal bonds	$17,179	$154	$(46)	$17,287
Agency residential mortgage-backed securities	1,971	—	(21)	1,950
Total investment securities held to maturity	$19,150	$154	$(67)	$19,237
___________________________________________________________
(1) $8 amortized cost and $8 total other-than-temporary impairment recognized in Accumulated Other Comprehensive Income.

	June 30, 2013
	Adjusted Carrying Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Investment securities available for sale:
Debt securities:
U.S. government agencies	$5,502	$—	$(137)	$5,365
Municipal bonds	11,879	155	(111)	11,923
	17,381	155	(248)	17,288
Equity securities:
FNMA(1)	—	—	—	—
Federal Ag Mortgage	7	5	—	12
Other investments	253	—	—	253
	260	5	—	265
Agency residential mortgage-backed securities	409,075	2,112	(4,259)	406,928
Total investment securities available for sale	$426,716	$2,272	$(4,507)	$424,481
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

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

The following tables present the fair value and age of gross unrealized losses by investment category:

	March 31, 2014
	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Investment securities available for sale:
Debt securities:
U.S. government agencies	$8,755	$(99)	$—	$—	$8,755	$(99)
Municipal bonds	3,101	(27)	805	(17)	3,906	(44)
	11,856	(126)	805	(17)	12,661	(143)
Agency residential mortgage-backed securities	207,652	(2,652)	74,241	(1,865)	281,893	(4,517)
Total investment securities available for sale	$219,508	$(2,778)	$75,046	$(1,882)	$294,554	$(4,660)

Investment securities held to maturity:
Municipal bonds	$5,284	$(46)	$—	$—	$5,284	$(46)
Agency residential mortgage-backed securities	1,950	(21)	—	—	1,950	(21)
Total investment securities held to maturity	$7,234	$(67)	$—	$—	$7,234	$(67)

	June 30, 2013
	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Investment securities available for sale:
Debt securities:
U.S. government agencies	$5,365	$(137)	$—	$—	$5,365	$(137)
Municipal bonds	5,643	(111)	70	—	5,713	(111)
	11,008	(248)	70	—	11,078	(248)
Agency residential mortgage-backed securities	271,404	(4,161)	8,937	(98)	280,341	(4,259)
Total investment securities available for sale	$282,412	$(4,409)	$9,007	$(98)	$291,419	$(4,507)
 The unrealized losses reported for U.S. government agencies relate to three securities issued by the Federal National Mortgage Association (“FNMA”), two securities issued by the Federal Home Loan Bank ("FHLB") and one security issued by the Federal Home Loan Mortgage Corporation ("FHLMC"). The unrealized losses are primarily attributable to changes in interest rates and the contractual cash flows of these investments which are guaranteed by an agency of the U.S. government. Management does not believe the unrealized losses at March 31, 2014 represents an other-than-temporary impairment for these investments. The Company does not have the intent to sell these securities (has not made a decision to sell) and has assessed that it is not more likely than not that the Company will be required to sell these securities before anticipated recovery of fair value.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

The unrealized losses reported for municipal bonds relate to 19 available for sale and 19 held to maturity municipal general obligation or revenue bonds. The unrealized losses are primarily attributed to changes in credit spreads or market interest rate increases since the securities were originally acquired, rather than due to credit or other causes. Management does not believe any individual unrealized losses as of March 31, 2014, represent an other-than-temporary impairment for these investments. The Company does not have the intent to sell these securities (has not made a decision to sell) and has assessed that it is not more likely than not that the Company will be required to sell these securities before anticipated recovery of fair value.
The unrealized losses reported for agency residential mortgage-backed securities relate to 131 available for sale and one held to maturity security issued by Federal National Mortgage Association ("FNMA"), the Government National Mortgage Association ("GNMA"), or the Federal Home Loan Mortgage Corporation ("FHLMC"). These unrealized losses are primarily attributable to changes in interest rates and the contractual cash flows of those investments which are guaranteed by an agency of the U.S. government. Management does not believe any of these unrealized losses as of March 31, 2014, represent an other-than-temporary impairment for those investments. The Company does not have the intent to sell these securities (has not made a decision to sell) and has assessed that it is not more likely than not that the Company will be required to sell these securities before anticipated recovery of fair value.
The following table presents the amounts recognized in the Consolidated Statements of Income for other-than-temporary impairments charged to net income:

	Nine Months Ended
	March 31,
	2014	2013
Beginning balance of credit losses on securities held as of July 1 for which a portion of other-than-temporary impairment was recognized in other comprehensive income(1)	$8	$8
Credit losses for which an other-than-temporary impairment was not previously recognized	—	—
Increases to the amount related to the credit losses for which other-than-temporary was previously recognized	—	—
Sale of securities which previously had recorded a credit loss for other-than-temporary impairment	—	—
Ending balance of credit losses on securities held as of March 31 for which a portion of other-than-temporary impairment was recognized in other comprehensive income(1)	$8	$8
_____________________________________

(1)	Includes $8 of other-than-temporary impairment related to Fannie Mae common stock.
The amortized cost and fair values of available for sale and held to maturity debt securities as of March 31, 2014, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$1,316	$1,328	$—	$—
Due after one year through five years	17,731	17,726	2,212	2,219
Due after five years through ten years	7,169	7,121	12,902	12,965
Due after ten years	307	297	2,065	2,103
	26,523	26,472	17,179	17,287
Agency residential mortgage-backed securities	365,649	362,076	1,971	1,950
	$392,172	$388,548	$19,150	$19,237

Equity securities have been excluded from the maturity table above because they do not have contractual maturities associated with debt securities.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

Proceeds from the sale of securities available for sale for the three months ended March 31, 2014 were $26,914 and resulted in gross gains and gross losses of $239 and $6, respectively. There were $18,386 proceeds from the sales of securities for the three months ended March 31, 2013 and resulted in gross gains and gross losses of $166 and $20, respectively.
Proceeds from the sale of securities available for sale for the first nine months of fiscal 2014 were $61,708 and resulted in gross gains and gross losses of $604 and $13, respectively. Proceeds from the sale of securities available for sale for the first nine months of fiscal 2013 were $91,418 and resulted in gross gains and gross losses of $1,988 and $20, respectively.
NOTE 5—LOANS AND LEASES RECEIVABLE
Loans and leases receivable by classes within portfolio segments, consist of the following:

	March 31, 2014		June 30, 2013
	Amount	Percent	Amount	Percent
Residential:
One-to four-family	$44,617	5.9%	46,738	6.7%
Construction	3,826	0.5	2,360	0.4
Commercial:
Commercial business (1)	69,585	9.2	75,555	10.9
Equipment finance leases	918	0.1	1,633	0.2
Commercial real estate:
Commercial real estate	272,390	36.1	239,057	34.4
Multi-family real estate	77,112	10.2	49,217	7.1
Construction	23,833	3.2	12,879	1.8
Agricultural:
Agricultural real estate	77,264	10.2	77,334	11.1
Agricultural business	107,243	14.2	100,398	14.4
Consumer:
Consumer direct	18,006	2.4	21,219	3.1
Consumer home equity	57,253	7.6	66,381	9.5
Consumer overdraft & reserve	2,771	0.4	2,995	0.4
Consumer indirect	1	—	5	—
Total loans and leases receivable (2)	$754,819	100.0%	$695,771	100.0%
_____________________________________

(1)	Includes $1,774 and $2,024 tax exempt leases at March 31, 2014 and June 30, 2013, respectively.

(2)	Exclusive of undisbursed portion of loans in process and net of deferred loan fees and discounts.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

The following tables summarize the activity in the allowance for loan and lease losses by portfolio segment for the three months ended:

March 31, 2014
	Residential	Commercial	Commercial Real Estate	Agricultural	Consumer	Total
Balance at beginning of period	$268	$1,279	$2,626	$4,576	$1,856	$10,605
Charge-offs	—	(7)	(31)	(393)	(132)	(563)
Recoveries	—	17	—	—	27	44
Provisions	(30)	(255)	969	(184)	(240)	260
Balance at end of period	$238	$1,034	$3,564	$3,999	$1,511	$10,346

March 31, 2013
	Residential	Commercial	Commercial Real Estate	Agricultural	Consumer	Total
Balance at beginning of period	$298	$1,698	$2,159	$4,355	$2,270	$10,780
Charge-offs	—	(13)	—	—	(176)	(189)
Recoveries	—	12	—	8	53	73
Provisions	33	105	(96)	(63)	21	—
Balance at end of period	$331	$1,802	$2,063	$4,300	$2,168	$10,664

The following tables summarize the activity in the allowance for loan and lease losses by portfolio segment for the nine months ended:

March 31, 2014
	Residential	Commercial	Commercial Real Estate	Agricultural	Consumer	Total
Balance at beginning of period	$203	$1,558	$2,373	$4,637	$1,972	$10,743
Charge-offs	(7)	(125)	(41)	(491)	(430)	(1,094)
Recoveries	1	313	—	13	91	418
Provisions	41	(712)	1,232	(160)	(122)	279
Balance at end of period	$238	$1,034	$3,564	$3,999	$1,511	$10,346

March 31, 2013
	Residential	Commercial	Commercial Real Estate	Agricultural	Consumer	Total
Balance at beginning of period	$347	$977	$2,063	$4,493	$2,686	$10,566
Charge-offs	(1)	(34)	(7)	(395)	(782)	(1,219)
Recoveries	20	289	—	976	204	1,489
Provisions	(35)	570	7	(774)	60	(172)
Balance at end of period	$331	$1,802	$2,063	$4,300	$2,168	$10,664

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

The following tables summarize the related statement balances by portfolio segment:

	March 31, 2014
	Residential	Commercial	Commercial Real Estate	Agricultural	Consumer	Total
Allowance for loan and lease losses:
Individually evaluated for impairment	$17	$168	$28	$250	$255	$718
Collectively evaluated for impairment	221	866	3,536	3,749	1,256	9,628
Total allowance for loan and lease losses	$238	$1,034	$3,564	$3,999	$1,511	$10,346
Loans and leases receivable:
Individually evaluated for impairment	$165	$4,435	$1,277	$15,332	$1,744	$22,953
Collectively evaluated for impairment	48,278	66,068	372,058	169,175	76,287	731,866
Total loans and leases receivable	$48,443	$70,503	$373,335	$184,507	$78,031	$754,819

	June 30, 2013
	Residential	Commercial	Commercial Real Estate	Agricultural	Consumer	Total
Allowance for loan and lease losses:
Individually evaluated for impairment	$8	$665	$148	$1,481	$161	$2,463
Collectively evaluated for impairment	195	893	2,225	3,156	1,811	8,280
Total allowance for loan and lease losses	$203	$1,558	$2,373	$4,637	$1,972	$10,743
Loans and leases receivable:
Individually evaluated for impairment	$277	$5,129	$1,360	$16,295	$1,320	$24,381
Collectively evaluated for impairment	48,821	72,059	299,793	161,437	89,280	671,390
Total loans and leases receivable	$49,098	$77,188	$301,153	$177,732	$90,600	$695,771

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
The following tables summarize the credit quality indicators used to determine the credit quality by class within the portfolio segments:
Credit risk profile by internally assigned grade—Commercial, Commercial real estate and Agricultural portfolio segments

	March 31, 2014				June 30, 2013
	Pass	Special Mention	Substandard	Doubtful	Pass	Special Mention	Substandard	Doubtful
Commercial:
Commercial business	$64,650	$97	$4,905	$122	$65,931	$2,253	$7,077	$510
Equipment finance leases	917	—	1	—	1,553	—	80	—
Commercial real estate:
Commercial real estate	259,767	—	12,608	18	226,417	—	12,994	92
Multi-family real estate	75,524	992	596	—	48,802	—	415	—
Construction	23,833	—	—	—	12,879	—	—	—
Agricultural:
Agricultural real estate	68,016	92	8,949	207	59,807	3,964	12,327	1,366
Agricultural business	105,690	57	1,478	30	98,449	60	1,998	86
	$598,397	$1,238	$28,537	$377	$513,838	$6,277	$34,891	$2,054

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

Credit risk profile based on payment activity—Residential and Consumer portfolio segments

	March 31, 2014		June 30, 2013
	Performing	Nonperforming	Performing	Nonperforming
Residential:
One-to four- family	$44,491	$126	$46,502	$236
Construction	3,826	—	2,360	—
Consumer:
Consumer direct	17,985	21	21,204	15
Consumer home equity	56,255	998	65,363	1,018
Consumer OD & reserves	2,771	—	2,995	—
Consumer indirect	1	—	5	—
	$125,329	$1,145	$138,429	$1,269

The following table summarizes the aging of the past due financing receivables by classes within the portfolio segments and related accruing and nonaccruing balances:

March 31, 2014	Accruing and Nonaccruing Loans					Nonperforming Loans
	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 89 Days	Total Past Due	Current(2)	Recorded Investment >90 Days and Accruing(1)	Nonaccrual Balance	Total
Residential:
One-to four-family	$149	$—	$126	$275	$44,342	$—	$125	$125
Construction	—	—	—	—	3,826	—	—	—
Commercial:
Commercial business	192	336	180	708	68,877	—	3,932	3,932
Equipment finance leases	—	—	—	—	918	—	—	—
Commercial real estate:
Commercial real estate	110	—	208	318	272,072	—	1,214	1,214
Multi-family real estate	—	—	27	27	77,085	—	27	27
Construction	—	—	—	—	23,833	—	—	—
Agricultural:
Agricultural real estate	—	—	181	181	77,083	—	8,172	8,172
Agricultural business	—	547	—	547	106,696	—	4,063	4,063
Consumer:
Consumer direct	17	3	3	23	17,983	—	21	21
Consumer home equity	222	44	421	687	56,566	—	999	999
Consumer OD & reserve	5	—	—	5	2,766	—	—	—
Consumer indirect	—	—	—	—	1	—	—	—
Total	$695	$930	$1,146	$2,771	$752,048	$—	$18,553	$18,553
_____________________________________

(1)	Loans accruing and delinquent greater than 90 days have either government guarantees or acceptable loan-to-value ratios.

(2)	Net of deferred loan fees and discounts and exclusive of undisbursed portion of loans in process.

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

At March 31, 2014, the Company had identified $22,953 of loans as impaired which includes performing troubled debt restructurings. A loan is identified as impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement and thus are placed on non-accrual status. Interest income on impaired loans is recognized on a cash basis. The average carrying amount is calculated for each quarter by using the daily average balance, which is then averaged with the other quarters' averages to determine an annual average balance.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

The following table summarizes impaired loans by class of loans and the specific valuation allowance:

	March 31, 2014			June 30, 2013
	Recorded Investment	Unpaid Principal Balance(1)	Related Allowance	Recorded Investment	Unpaid Principal Balance(1)	Related Allowance
With no related allowance recorded:
One-to four-family	$—	$—	$—	$236	$236	$—
Commercial business	1,474	1,474	—	1,619	1,619	—
Commercial real estate	587	621	—	510	544	—
Multi-family real estate	27	27	—	27	27	—
Agricultural real estate	6,792	6,792	—	4,978	4,978	—
Agricultural business	3,515	3,515	—	3,730	3,730	—
Consumer direct	10	10	—	20	26	—
Consumer home equity	452	452	—	871	1,037	—
	12,857	12,891	—	11,991	12,197	—
With an allowance recorded:
One-to four-family	165	165	17	41	41	8
Commercial business	2,961	2,961	168	3,510	3,510	665
Commercial real estate	663	663	28	823	823	148
Agricultural real estate	4,477	4,477	220	7,204	7,204	1,381
Agricultural business	548	548	30	383	383	100
Consumer direct	14	14	14	—	—	—
Consumer home equity	1,268	1,268	241	429	435	161
	10,096	10,096	718	12,390	12,396	2,463
Total:
One-to four-family	165	165	17	277	277	8
Commercial business	4,435	4,435	168	5,129	5,129	665
Commercial real estate	1,250	1,284	28	1,333	1,367	148
Multi-family real estate	27	27	—	27	27	—
Agricultural real estate	11,269	11,269	220	12,182	12,182	1,381
Agricultural business	4,063	4,063	30	4,113	4,113	100
Consumer direct	24	24	14	20	26	—
Consumer home equity	1,720	1,720	241	1,300	1,472	161
	$22,953	$22,987	$718	$24,381	$24,593	$2,463
_____________________________________

(1)	Represents the borrower's loan obligation, gross of any previously charged-off amounts.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

The following table summarizes the Company's average recorded investment in impaired loans by class of loans and the related interest income recognized for the period indicated:

	Three Months Ended March 31,
	2014		2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
One-to four-family	$166	$1	$338	$3
Commercial business	4,492	7	4,355	7
Commercial real estate	1,164	1	1,407	4
Multi-family real estate	27	—	27	—
Agricultural real estate	11,279	473	10,407	63
Agricultural business	3,848	—	2,659	31
Consumer direct	16	—	5	—
Consumer home equity	1,509	11	855	9
	$22,501	$493	$20,053	$117
The following table summarizes the Company's average recorded investment in impaired loans by class of loans and the related interest income recognized for the period indicated:

	Nine Months Ended March 31,
	2014		2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
One-to four-family	$232	$2	$286	$12
Commercial business	4,752	23	3,115	60
Commercial real estate	1,166	5	1,400	17
Multi-family real estate	27	—	30	—
Agricultural real estate	11,492	473	10,987	84
Agricultural business	3,862	—	1,897	31
Consumer direct	15	—	3	—
Consumer home equity	1,439	26	495	18
	$22,985	$529	$18,213	$222
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
Loans and leases that are considered troubled debt restructurings are factored into the determination of the allowance for loan and lease losses through impaired loan analysis and any subsequent allocation of specific valuation allowance, if applicable. The Company measures impairment on an individual loan and the extent to which a specific valuation allowance is necessary by comparing the loan's outstanding balance to either the fair value of the collateral, less the estimated cost to sell or the present value of expected cash flows, discounted at the loan's effective interest rate. During fiscal 2014, new TDRs consisted of one residential loan, three commercial business loans and seventeen consumer loans. Of these new TDRs, nineteen were evaluated for impairment based on collateral adequacy and three were evaluated based on discounted cash flows.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

The following is a summary of the Company's performing troubled debt restructurings which are in-compliance with their modified terms:

March 31, 2014	Number of Contracts(1)	Pre-Modification Recorded Balance	Post-Modification Outstanding Recorded Balance(1)
Residential	2	$166	$166
Commercial business	6	3,675	3,675
Commercial real estate	4	734	700
Agricultural	7	11,124	11,124
Consumer	24	893	893
	43	$16,592	$16,558

June 30, 2013	Number of Contracts(2)	Pre-Modification Recorded Balance	Post-Modification Outstanding Recorded Balance(2)
Residential	1	$41	$41
Commercial business	5	4,372	4,372
Commercial real estate	5	974	940
Agricultural	9	14,769	14,769
Consumer	10	247	247
	30	$20,403	$20,369
_____________________________________

(1)	Includes 19 customers, which are in compliance with their restructured terms, that are not accruing interest and have a recorded investment balance of $15,200.

(2)	Includes 14 customers, which are in compliance with their restructured terms, that are not accruing interest and have a recorded investment balance of $18,616.
Excluded from above, at March 31, 2014, the Company had four consumer relationships and one commercial real estate relationship with a recorded balances of $63 and $11, respectively, that were originally restructured in fiscal 2014. The consumer loans are not in compliance with their restructured terms and are in nonaccrual status, while the commercial real estate loan is not in compliance, but is in accruing status due to its overall collateralized position. At June 30, 2013, the Company had one agricultural relationship with a recorded balance of $9 that was originally restructured in fiscal 2012, two consumer relationships with a recorded balance of $44 that were originally restructured in fiscal 2013, and one residential relationship with a recorded balance of $84 that was originally restructured in fiscal 2013. Loans can retain their accrual status at the time of their modification if the restructuring is not a result of terminated loan payments. For nonaccruing loans, a minimum of six months of performance related to the restructured terms are required before a loan is returned to accruing status.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

New TDRs initially classified as a TDR during the nine months ended March 31, were as follows:

	2014			2013
	Number of Contracts	Pre-Modification Recorded Balance	Post-Modification Outstanding Recorded Balance	Number of Contracts	Pre-Modification Recorded Balance	Post-Modification Outstanding Recorded Balance
Residential	1	$126	$126	2	$125	$125
Commercial business	3	152	152	2	134	134
Commercial real estate	1	11	11	—	—	—
Consumer	17	702	702	7	140	140
	22	$991	$991	11	$399	$399
22 TDRs were added during the first nine months of fiscal 2014. 18 TDRs were negotiated to extend a loan maturity without reducing the interest rate below market rate and four were due to bankruptcy. Four of the new TDRs defaulted during the first nine months of fiscal 2014. All of the TDRs added during the first nine months of fiscal 2014 that were due to loan maturity extensions granted, did not received reduce interest rates below the market rate. Four TDRs defaulted during the first nine months of fiscal 2014.
NOTE 6—LOAN SERVICING
Mortgage loans serviced for others (including the South Dakota Housing Development Authority) are not included in the accompanying consolidated statements of financial condition.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Mortgage servicing rights, beginning	$11,739	$12,649	$12,236	$12,820
Additions	135	415	638	1,486
Amortization (1)	(416)	(627)	(1,416)	(1,869)
Mortgage servicing rights, ending	$11,458	$12,437	$11,458	$12,437

Valuation allowance, beginning	$(374)	$(1,858)	$(1,249)	$(888)
(Additions) / reductions (1)	374	220	1,249	(750)
Valuation allowance, ending	$—	$(1,638)	$—	$(1,638)

Mortgage servicing rights, net	$11,458	$10,799	$11,458	$10,799

Servicing fees received	$745	$813	$2,299	$2,535
Balance of loans serviced at:
Beginning of period	1,086,992	1,164,496	1,123,012	1,187,900
End of period	1,071,627	1,151,376	1,071,627	1,151,376
_____________________________________

(1)	Changes to carrying amounts are reported net of loan servicing income on the statements of income for the periods presented.
Amortization of servicing rights is adjusted each quarter based upon analysis of portfolio attributes and factors, including an evaluation of historical prepayment activity and prospective industry consensus rates.  For the quarters ended March 31, 2014 and 2013, the constant prepayment rates (CPR) used to calculate the amortization was 9.4% and 16.4%, respectively.  For valuation purposes, management utilized a discount rate of 10.0% and 9.0% at March 31, 2014 and 2013, respectively.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

Prepayment speeds utilized at March 31, 2014 and 2013 were 8.6% and 15.8%, respectively, which are used in the calculation of the amortization expense for the subsequent quarter.  Prepayment speeds are analyzed and adjusted each quarter.

NOTE 7—GOODWILL AND INTANGIBLE ASSETS, NET
The components of goodwill and intangible assets, net, are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Goodwill(1)	$4,366	$4,366	$4,366	$4,366

Amortizable intangible assets
Customer base(3)	$479	$—	$479	$—
Covenant not to compete(4)	119	—	119	—
Total amortizable intangible assets	598	—	598	—

Accumulated amortization, beginning	81	—	26	—
Amortization expense	26	—	81	—
Accumulated amortization, ending	107	—	107	—

Amortizable intangible assets, net(2)	$491	$—	$491	$—

Goodwill and intangible assets, net	$4,857	$4,366	$4,857	$4,366
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

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

The following tables summarize segment reporting information:

	Three Months Ended March 31,
	2014			2013
	Banking	Other	Total	Banking	Other	Total
Net interest income	$8,638	$(313)	$8,325	$7,497	$(397)	$7,100
(Provision) benefit for losses on loans and leases	(260)	—	(260)	—	—	—
Noninterest income	3,291	393	3,684	3,371	284	3,655
Intersegment noninterest income	73	(69)	4	328	(185)	143
Noninterest expense	(8,381)	(537)	(8,918)	(8,119)	(429)	(8,548)
Intersegment noninterest expense	—	(4)	(4)	—	(143)	(143)
Income (loss) before income taxes	$3,361	$(530)	$2,831	$3,077	$(870)	$2,207
Total assets at March 31(1)(2)	$1,255,298	$2,946	$1,258,244	$1,192,492	$4,680	$1,197,172

(1)	Included in total assets were goodwill and intangible assets, net totaling $4,366 and $491 for the banking segment and other segment, respectively, at March 31, 2014.
(2) Included in total assets were goodwill and intangible assets, net totaling $4,366 for the banking segment at March 31, 2013.

	Nine Months Ended March 31,
	2014			2013
	Banking	Other	Total	Banking	Other	Total
Net interest income	$23,920	$(1,032)	$22,888	$22,855	$(1,237)	$21,618
(Provision) benefit for losses on loans and leases	(279)	—	(279)	172	—	172
Noninterest income	10,770	1,024	11,794	10,396	437	10,833
Intersegment noninterest income	216	(204)	12	199	(189)	10
Noninterest expense	(25,246)	(1,778)	(27,024)	(24,358)	(1,467)	(25,825)
Intersegment noninterest expense	—	(12)	(12)	—	(10)	(10)
Income (loss) before income taxes	$9,381	$(2,002)	$7,379	$9,264	$(2,466)	$6,798
Total assets at March 31(1)(2)	$1,255,298	$2,946	$1,258,244	$1,192,492	$4,680	$1,197,172

(1)	Included in total assets were goodwill and intangible assets, net totaling $4,366 and $491 for the banking segment and other segment, respectively, at March 31, 2014.
(2) Included in total assets were goodwill and intangible assets, net totaling $4,366 for the banking segment at March 31, 2013.

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
The information relative to the components of net periodic benefit cost for the Company’s defined benefit plan is presented below.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Net periodic benefit cost
Service cost	$168	$165	$505	$494
Interest cost	180	163	540	491
Expected return on plan assets	(153)	(162)	(437)	(467)
Amortization of prior losses	53	32	158	96
Total costs recognized in expense	$248	$198	$766	$614

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

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

The following table is a summary of net healthcare costs by quarter:

	Fiscal Years Ended
	June 30,
	2014	2013
Quarter ended September 30	$264	$236
Quarter ended December 31	257	411
Quarter ended March 31	384	300
Quarter ended June 30	—	291
Net healthcare costs	$905	$1,238

NOTE 11—STOCK-BASED COMPENSATION PLANS
The fair value of each incentive stock option and each stock appreciation right grant is estimated at the grant date using the Black-Scholes option-pricing model.  There were no stock options or stock appreciation rights (SARs) granted in the nine months ended March 31, 2014 and 2013.
Stock option activity for the nine months ended March 31, 2014, was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Beginning Balance	35,772	$15.16
Granted	—	—
Forfeited	(3,973)	14.88
Expired	(7,267)	14.75
Exercised	—	—
Ending Balance	24,532	$15.32	0.6	$—
Vested and exercisable at March 31	24,532	$15.32	0.6	$—

Stock appreciation rights activity for the nine months ended March 31, 2014, was as follows:

	SARs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Beginning Balance	101,709	$13.56
Granted	—	—
Forfeited	(5,786)	15.43
Exercised	(6,526)	12.48
Ending Balance	89,397	$13.52	4.9	$50
Vested and exercisable at March 31	89,397	$13.52	4.9	$50
The total intrinsic value of options exercised during the nine months ended March 31, 2014 and 2013 was $6 and $22, respectively. Cash received from the exercise of options and SARs for the nine months ended March 31, 2014 and 2013, was $0 and $43, respectively. There were no cashless option exercises or related tax benefit realized for the nine months ended March 31, 2014 and 2013. There was no unrecognized compensation cost related to nonvested SARs awards at March 31, 2014.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

Nonvested share activity for the nine months ended March 31, was as follows:

	2014		2013
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested Balance, beginning	30,019	$12.15	62,281	$11.76
Granted	—	—	9,000	12.75
Vested	(13,825)	12.09	(35,354)	11.54
Forfeited	—	—	(1,408)	12.28
Nonvested Balance, ending	16,194	$12.20	34,519	$12.23

Pretax compensation expense recognized for nonvested shares for the nine months ended March 31, 2014 and 2013, was $85 and $151, respectively. The tax benefit for the nine months ended March 31, 2014 and 2013 was $32 and $51, respectively. As of March 31, 2014, there was $207 of total unrecognized compensation cost related to nonvested shares granted under the Plan. That cost is expected to be recognized over a weighted-average period of nine months. The total fair value of shares vested during the nine months ended March 31, 2014 and 2013 was $179 and $197, respectively.
In association with the 2002 Stock Option and Incentive Plan, awards of nonvested shares of the Company's common stock were made to outside directors of the Company. Each outside director was entitled to all voting, dividend and distribution rights during the vesting period. Pretax compensation expense recognized for nonvested shares for the nine months ended March 31, 2014 and 2013, was $0 and $131, respectively. The tax benefit for nine months ended March 31, 2014 and 2013 was $0 and $45, respectively. As of March 31, 2014, there was no unrecognized compensation cost related to nonvested shares. The total fair value of shares vested during the nine months ended March 31, 2014 and 2013 was $0 and $259, respectively.
The 2002 Option Plan expired effective September 20, 2012. No plan was in effect at March 31, 2014 for the purpose of issuing new shares. The Company's stock option and incentive plans are described more fully in Part II, Item 8 “Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013, under Note 17 of “Notes to Consolidated Financial Statements.”
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
The Company has outstanding interest rate swap agreements with notional amounts totaling $15,000 to convert two variable-rate trust preferred securities into fixed-rate instruments. The agreements have a weighted average maturity of 2.2

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

years and have fixed rates ranging from 5.68% to 6.58% with a weighted average rate of 5.98%. The fair value of the derivatives was an unrealized loss of $1,038 at March 31, 2014 and an unrealized loss of $1,544 at March 31, 2013. The Company pledged $1,354 in cash under collateral arrangements as of March 31, 2014, to satisfy collateral requirements associated with these interest rate swap contracts.
The Company has borrower interest rate swap agreements with notional amounts totaling $37,373 to facilitate customer transactions and meet the borrower's financing needs. These swaps qualify as derivatives, but consist of two different types of instruments. The back-to-back loan swaps are not designated as hedging instruments, while the one-way loan swaps are classified as fair value hedging instruments. The loan interest rate swap derivatives had no impact on the consolidated statements of income for the first nine months ended March 31, 2014 and 2013. Any amounts due to the Company are expected to be collected from the borrowers. Credit risk exists if the borrower's collateral or financial condition indicates that the underlying collateral or financial condition of the borrower makes it probable that amounts due will be uncollectible. Management monitors this credit exposure on a quarterly basis.
During the first quarter of fiscal 2013, the Company terminated its five interest rate swap agreements with notional amounts totaling $35,000 which converted the variable-rate attributes of a pool of deposits into fixed-rate instruments. The Company recognized a charge of $1,456, which is included in other noninterest income in the financial statements for the quarter ending September 30, 2012.
No deferred net losses on interest rate swaps in other comprehensive loss as of March 31, 2014, are expected to be reclassified into net income during the current fiscal year. See Note 14 "Accumulated Other Comprehensive Loss" for amounts reported as other comprehensive loss.
The following table summarizes the derivative financial instruments utilized as of March 31, 2014:

			Estimated Fair Value
	Balance Sheet Location	Notional Amount	Gain	Loss
Non-designated derivatives	Other assets	$7,911	$722	$(3)
Fair value hedge	Loans and leases receivable	21,551	249	(107)
Cash flow hedge	Accrued expenses and other liabilities	15,000	—	(1,038)
Non-designated derivatives	Accrued expenses and other liabilities	7,911	3	(722)
		$52,373	$974	$(1,870)
The following table summarizes the derivative financial instruments utilized as of June 30, 2013:

			Estimated Fair Value
	Balance Sheet Location	Notional Amount	Gain	Loss
Non-designated derivatives	Other assets	$8,437	$861	$—
Fair value hedge	Loans and leases receivable	15,147	380	—
Cash flow hedge	Accrued expenses and other liabilities	22,000	—	(1,446)
Non-designated derivatives	Accrued expenses and other liabilities	8,437	—	(861)
		$54,021	$1,241	$(2,307)
The following table details the derivative financial instruments, the average remaining maturities and the weighted-average interest rates being paid and received as of March 31, 2014:

	Notional Value	Average Maturity (years)	Fair Value Gain (Loss)	Receive	Pay
Liability conversion swaps	$15,000	2.2	$(1,038)	2.57%	5.98%
Loan interest rate swaps	37,373	8.1	142	2.11	4.46
	$52,373		$(896)

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

The following table summarizes the amount of gains (losses) included in the income statement for the periods indicated:

		Three Months Ended		Nine Months Ended
		March 31,		March 31,
	Income Statement Location	2014	2013	2014	2013
Cash flow hedge	Other noninterest income	$—	$—	$—	$(1,456)

NOTE 14—ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of other comprehensive loss balances as of the respective dates were:

	March 31,	June 30,
	2014	2013
Unrealized (loss) on securities available for sale net of related tax effect of $1,374 and $849	$(2,243)	$(1,385)
Unrealized (loss) on defined benefit plan net of related tax effect of $1,193 and $1,193	(1,946)	(1,946)
Unrealized (loss) on cash flow hedging activities net of related tax effect of $353 and $492	(685)	(954)
	$(4,874)	$(4,285)
The following tables summarize the components of other comprehensive income (loss) balances at March 31, 2014 and 2013, changes and reclassifications out of accumulated other comprehensive income (loss) during the three months ended March 31, 2014 and 2013. The amounts reclassified from accumulated other comprehensive income for the investment securities available for sale are included in net gain on sale of investment securities on the consolidated statements of income, while the amounts reclassified from cash flow hedging activities are a component of other noninterest income on the consolidated statements of income.

	Investment Securities Available for Sale	Defined Benefit Plan	Cash Flow Hedging Activities	Accumulated Other Comprehensive Loss
Balance January 1, 2014	$(2,726)	$(1,946)	$(788)	$(5,460)
Other comprehensive income before reclassifications	1,013	—	156	1,169
Amounts reclassified from accumulated other comprehensive (loss)	(233)	—	—	(233)
Income tax (expense)	(297)	—	(53)	(350)
Balance March 31, 2014	$(2,243)	$(1,946)	$(685)	$(4,874)

	Investment Securities Available for Sale	Defined Benefit Plan	Cash Flow Hedging Activities	Accumulated Other Comprehensive Loss
Balance January 1, 2013	$1,987	$(1,351)	$(1,834)	$(1,198)
Other comprehensive income (loss) before reclassifications	(593)	—	223	(370)
Amounts reclassified from accumulated other comprehensive income (loss)	(146)	—	—	(146)
Income tax (expense) benefit	281	—	(76)	205
Balance March 31, 2013	$1,529	$(1,351)	$(1,687)	$(1,509)

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

The following tables summarize the components of other comprehensive income (loss) balances at March 31, 2014 and 2013, changes and reclassifications out of accumulated other comprehensive income (loss) during the nine months ended March 31, 2014 and 2013. The amounts reclassified from accumulated other comprehensive income for the investment securities available for sale are included in net gain on sale of investment securities on the consolidated statements of income, while the amounts reclassified from cash flow hedging activities are a component of other noninterest income on the consolidated statements of income.

	Investment Securities Available for Sale	Defined Benefit Plan	Cash Flow Hedging Activities	Accumulated Other Comprehensive Loss
Balance July 1, 2013	$(1,385)	$(1,946)	$(954)	$(4,285)
Other comprehensive income (loss) before reclassifications	(792)	—	408	(384)
Amounts reclassified from accumulated other comprehensive (loss)	(591)	—	—	(591)
Income tax (expense) benefit	525	—	(139)	386
Balance March 31, 2014	$(2,243)	$(1,946)	$(685)	$(4,874)

	Investment Securities Available for Sale	Defined Benefit Plan	Cash Flow Hedging Activities	Accumulated Other Comprehensive Loss
Balance July 1, 2012	$2,659	$(1,351)	$(2,930)	$(1,622)
Other comprehensive income before reclassifications	145	—	521	666
Amounts reclassified from accumulated other comprehensive income (loss)	(1,968)	—	1,456	(512)
Income tax (expense) benefit	693	—	(734)	(41)
Balance March 31, 2013	$1,529	$(1,351)	$(1,687)	$(1,509)

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

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

Estimated fair values of the Company's financial instruments are as follows:

March 31, 2014		Fair Value Measurements
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$26,548	$26,548	$26,548	$—	$—
Investment securities	407,965	408,052	14	408,038	—
Correspondent bank stock	7,439	7,439	—	7,439	—
Loans held for sale	3,204	3,204	—	3,204	—
Net loans and leases receivable	744,473	745,924	—	16,525	729,399
Accrued interest receivable	5,050	5,050	—	5,050	—
Servicing rights, net	11,458	11,865	—	—	11,865
Interest rate swap contracts	719	719	—	719	—
Financial liabilities
Deposits	952,363	952,495	—	—	952,495
Interest rate swap contracts	1,757	1,757	—	1,757	—
Borrowed funds	147,436	153,847	—	153,847	—
Subordinated debentures payable to trusts	24,837	26,801	—	—	26,801
Accrued interest payable and advances by borrowers for taxes and insurance	20,195	20,195	—	20,195	—

June 30, 2013		Fair Value Measurements
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$21,352	$21,352	$21,352	$—	$—
Investment securities	424,481	424,481	12	424,469	—
Correspondent bank stock	8,936	8,936	—	8,936	—
Loans held for sale	9,169	9,169	—	9,169	—
Net loans and leases receivable	685,028	686,883	—	16,165	670,718
Accrued interest receivable	5,301	5,301	—	5,301	—
Servicing rights, net	10,987	10,987	—	—	10,987
Interest rate swap contracts	861	861	—	861	—
Financial liabilities
Deposits	898,761	899,523	—	—	899,523
Interest rate swap contracts	2,307	2,307	—	2,307	—
Borrowed funds	167,163	172,893	—	172,893	—
Subordinated debentures payable to trusts	24,837	26,830	—	—	26,830
Accrued interest payable and advances by borrowers for taxes and insurance	14,178	14,178	—	14,178	—

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

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

The table below presents the Company's balances of financial instruments measured at fair value on a recurring basis by level within the hierarchy at March 31, 2014:

	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total at Fair Value
Securities available for sale
Debt securities:
U.S. government agencies	$—	$15,690	$—	$15,690
Municipal bonds	—	10,782	—	10,782
Equity securities:
Federal Ag Mortgage	14	—	—	14
Other investments	—	253	—	253
Agency residential mortgage-backed securities	—	362,076	—	362,076
Securities available for sale	14	388,801	—	388,815
Interest rate swap contracts	—	974	—	974
Total assets	14	389,775	—	389,789
Interest rate swaps contracts	—	1,870	—	1,870
Total liabilities	$—	$1,870	$—	$1,870

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

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

The table below presents the Company's balances of financial instruments measured at fair value on a nonrecurring basis by level within the hierarchy at March 31, 2014:

	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fiscal 2014 Incurred Losses (Gains)
Impaired loans	$—	$16,525	$5,710	$(513)
Mortgage servicing rights	—	—	11,865	(1,249)
Foreclosed real estate and other properties	—	—	45	11

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
For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of March 31, 2014, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Averages)
Impaired loans	$5,710	Discounted cash flow	Discount rate	3.3% - 10.0% (4.9%)
			Principal loss probability	0.0% - 50.2% (6.0%)

		Collateral valuation	Discount from appraised value	0.0% - 62.1% (19.5%)
			Costs to sell	2.9% - 15.9% (8.7%)

Servicing rights, net	11,865	Discounted cash flow	Constant prepayment rate	8.6%
			Discount rate	10.0%

Foreclosed real estate and other properties	45	Collateral valuation	Costs to sell	9.0%
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

Executive Summary
The Company's net income for the first nine months of fiscal 2014 was $5.1 million, or $0.73 in basic and diluted earnings per common share, compared to $4.5 million, or $0.64 in basic and diluted earnings per common share, for the first nine months of fiscal 2013. This resulted in a return on average equity (i.e., net income divided by average equity) of 7.02% and 6.11%, respectively, in the year-over-year comparison, while the return on average assets (i.e., net income divided by average assets) was 0.55% and 0.51%, respectively.
Net interest income for the first nine months of fiscal 2014 was $22.9 million, an increase of $1.3 million, or 5.9%, compared to the same period a year ago.  For the comparative time-frames, average interest-earning assets and average interest-bearing liabilities increased 7.2% and 4.7%, respectively. The average yield on interest-earning assets decreased to 3.40% for the first nine months of fiscal 2014, compared to 3.63% a year ago, a decrease of 23 basis points, due primarily to the repricing of adjustable rate loans and competitive pricing pressures in a low interest rate environment. In addition, this economic environment impacts the yields on investment securities and other short-term investments and prepayment speeds of mortgage-backed securities purchased at a premium. For the nine months ended March 31, 2014, cost of deposits, which include all interest-bearing and noninterest-bearing deposits, decreased by 13 basis points to 0.43%, compared to 0.56% for the same period of the prior fiscal year.
The net interest margin expressed on a fully taxable equivalent basis (“Net Interest Margin, TE”) for the nine months ended March 31, 2014 was 2.66%, which is a decrease of 2 basis points from the same period of the prior fiscal year. Net interest income attributable to the increases in average balances of interest-earning assets and interest-bearing liabilities amounted to an increase of $1.7 million for the nine month period. Interest-earning asset average balance increases contributed to an increase of $2.0 million in interest revenue, primarily driven from the increase in average loan and lease receivable balances of 6.6%, when compared to the same period of the prior fiscal year. Conversely, the average balances of FHLB advances increased by14.6%, which contributed to an increase in interest expense of $460,000. Net interest income attributable to changes in rates amounted to a net decrease of $414,000 for the nine month period. The yield on interest-earning assets decreased by 23 basis points and resulted in a decrease of interest income of $1.9 million, while the rate paid on interest-bearing liabilities decreased 22 basis points and resulted in a decrease in interest expense of $1.5 million. The combined effects of volume and rate changes resulted in an overall net interest income increase of $1.3 million for the nine months ended March 31, 2014 when compared to the same period of the prior year.
Average FHLB advance balances increased to fund the increased interest-earning assets, but generated lower interest expense due to the reduction in rates paid and maturities of higher cost advances during the current nine month period. Subordinated debentures payable to trusts contributed to the reduced interest expense in the current fiscal year due primarily to the extinguishment of $3.0 million of debt during the fourth quarter of fiscal 2013. A sustained overall decline in the interest rate yield curve has affected both the yield for the interest-earning assets and the cost of interest-bearing liabilities. Net Interest Margin, TE is a non-GAAP financial measure.  See “Analysis of Net Interest Income” for a calculation of this non-GAAP financial measure and for further discussion as to the reasons we believe this non-GAAP financial measure is useful.
Total loans increased by $59.0 million during the current fiscal year to $754.8 million at March 31, 2014, compared to $695.8 million at June 30, 2013 and $682.6 million at March 31, 2013. Commercial real estate and agricultural lending portfolios increased by $72.2 million and $6.8 million, respectively, since the prior fiscal year end, while strong underwriting standards remain in place. Residential mortgage loan originations were tempered by the recent rise in long term interest rates which reduced refinancing activity and impacted the home equity portfolio. We believe the overall increase in average loan balances was attributable to a gradual improvement in general economic conditions, resulting in the willingness of borrowers to consider incurring more debt to support growth in their businesses, while also acknowledging that we continue to operate in uncertain national economic and fiscal conditions. We believe that the operating environment has resulted in increased competition among financial institutions for loan demand from credit-worthy borrowers.
The allowance for loan and lease losses decreased by $397,000 to $10.3 million at March 31, 2014, compared to June 30, 2013.  The ratio of allowance for loan and lease losses to total loans and leases was 1.37% compared to 1.54% at June 30, 2013. The overall loan balances increased by $59.0 million during the first nine months of fiscal 2014, while the amount of classified assets decreased by $8.0 million to $32.1 million and nonperforming loans decreased by $4.1 million to $18.6 million at March 31, 2014. The Company continues to pro-actively manage its problem assets which have been enhanced by improving conditions in the regional commercial and agricultural markets. The provision for loan and lease losses, which results from adjusting the allowance for loan and lease losses to the estimated amount needed to reserve for the loan and lease portfolio, was $279,000 for the first nine months of fiscal 2014. Total nonperforming assets at March 31, 2014 were $18.8 million as compared to $23.2 million at June 30, 2013.  The ratio of nonperforming assets to total assets decreased to 1.50% at March 31, 2014, compared to 1.90% at June 30, 2013.  Net charge-offs for the nine month period ended March 31, 2014 were $676,000 and represent 0.12% of gross loans and leases. The valuation allowance recorded in accordance with ASC 310 on identified impaired loans decreased to $718,000 at March 31, 2014, compared to $2.5 million at June 30, 2013, due primarily to payments received on nonaccruing impaired loans, which reduced the principal balance and the amount of valuation allowance for those credits. The valuation allowance recorded in accordance with ASC 450 increased by $1.3 million due to the effects of the increase in applicable loan balances since the prior fiscal year end and management's assessment of the allowance using historical charge-off activity and environmental factor information. Approximately 35% of the valuation allowance on impaired loans relates to agricultural loans and, more specifically, 29% are within the dairy sector. All identified impaired loans are reviewed to assess the borrower's ability to make payments under the terms of the loan and/or a shortfall in collateral value that would result in charging off the loan or the portion of the loan that was impaired.
 Foreclosed real estate and other properties totaled $266,000 at March 31, 2014, compared to $564,000 at June 30, 2013, or a decrease of $298,000. The balance at March 31, 2014 consists primarily of residential loans that were foreclosed and remained unsold at quarter end.
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
 Total deposits at March 31, 2014, were $952.4 million, an increase of $53.6 million from June 30, 2013. This increase was primarily due to increases of $11.7 million from in-market, non-public fund customer deposits, $46.5 million from public fund deposits and partially offset by a decrease of $4.7 million from out-of-market certificates of deposit. Public funds have seasonal fluctuations due to semiannual tax collection and subsequent disbursement to entities. Interest rates on deposits decreased to the average rate paid of 0.52% on interest-bearing deposits for the nine month period ended March 31, 2014, compared to 0.66% for the same period of the prior year.
 On April 28, 2014, the Company announced it will pay a quarterly cash dividend of 11.25 cents per common share for the third quarter of fiscal 2014.  The dividend will be paid on May 16, 2014, to stockholders of record on May 9, 2014.
 The total risk-based capital ratio of 15.27% at March 31, 2014, decreased by 56 basis points from 15.83% at June 30, 2013.  Tier I capital decreased 5 basis points to 9.51% at March 31, 2014 when compared to 9.56% at June 30, 2013. These decreases stem from management's successful efforts to generate loan growth, which require a higher risk-weighting than do investment securities or cash. These ratios continue to place the Company in the “well-capitalized” category within financial institution regulations at March 31, 2014 and are consistent with the “well-capitalized” regulatory category in which the Company plans to operate.  The Company historically has been able to manage the size of its assets through secondary market loan sales of single-family mortgages.
 Noninterest income was $11.8 million for the nine months ended March 31, 2014, compared to $10.8 million for the same period in the prior fiscal year, an increase of $961,000.  This increase was due to net loan servicing income and commission and insurance income increases of $2.2 million and $539,000, respectively, and partially offset by decreases in the net gain on sale of loans and fees on deposits of $1.8 million and $194,000, respectively. Loan servicing income increased primarily from the recapture of previously expensed valuation allowances on the mortgage servicing rights portfolio, and reduced amortization expenses which were affected by reduced prepayment speeds in the current fiscal year. Commission and insurance income increased due primarily to an increased book of business within the investment services line of business, which was acquired in the fourth quarter of fiscal 2013 and has since expanded. The decrease in net gain on the sale of loans reflects reduced refinancing activities on residential lending in the current fiscal year due to rising rates since the prior fiscal year. We expect that maintaining this level of fee income will be more dependent on customer purchase activity for new loan originations and less dependent on refinance transactions, as many borrowers have already taken advantage of historically low market interest rates. Fees on deposits decreased for the first nine months of fiscal 2014 when compared to the same period of the prior year due to reduced vendor incentive fees and partially offset by an increase in point-of-sale interchange fees from increased volume of activity. In addition, net service charge fees increased by $92,000, while NSF/overdraft fees decreased by $69,000 when comparing the nine months ended March 31, 2014 to the same period of the prior fiscal year.
Noninterest expense was $27.0 million for the nine months ended March 31, 2014, as compared to $25.8 million for the same period of the prior fiscal year, an increase of $1.2 million, or 4.6%.  The increase was attributed primarily to an increase in compensation and employee benefits of $1.1 million. Compensation costs increased primarily due to variable and incentive pay increases of $245,000 and decreased compensation deferrals related to loan costs under ASC 310-20 of $541,000, which increases net expense. Base compensation increased by approximately $176,000 related to staffing additions directed toward revenue-based functions and costs incurred for severance pay of executive and closed branch staff. Pension plan expenses, which are determined annually based upon actuarial analysis, increased by $152,000 for the nine month period ended March 31, 2014, as compared to the same period of the prior year. Partially offsetting compensation expense increases were the reduced health claims costs of $42,000 in the year-over-year comparison. Marketing and community investments increased by $157,000 for the nine month period ended March 31, 2014 as compared to the prior fiscal year, due to an increase in expenses related to customer rewards in the current fiscal year compared to reward expirations and expense adjustments due to program modifications in the prior fiscal year.
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
Financial Condition Data
At March 31, 2014, the Company had total assets of $1.26 billion, an increase of $40.7 million from the amount at June 30, 2013. Total loans and leases receivable increased $59.0 million, while total investment securities decreased $16.5 million. Total liabilities increased $38.5 million primarily due to an increase in deposits of $53.6 million and partially offset by a decrease in advances from FHLB and other borrowings of $19.7 million. Stockholders' equity increased $2.2 million since June 30, 2013, primarily due to an increase in retained earnings of $2.7 million.
The increase in loans and leases receivable, net, which excludes loans in process and deferred fees, was $59.4 million due to the increase in loan balances. Commercial real estate and agricultural loans increased $72.2 million and $6.8 million, respectively. The investment securities available for sale decreased $35.7 million primarily due to the sale of securities and principal cash flow during the first nine months of fiscal 2014. Total proceeds on the sale of securities available for sale during the current fiscal year were $61.7 million for a net gain on sale of $591,000. During the first nine months of fiscal 2014, the Company purchased investment securities classified as held to maturity and carried an amortized cost of $19.2 million at March 31, 2014, compared to no securities classified as held to maturity at June 30, 2013.
Loans held for sale decreased $6.0 million, to $3.2 million at March 31, 2014, primarily due to residential mortgage loan originations being tempered by the recent rise in long term interest rates which has begun to slow refinancing activity. The timing of mortgage financing activity sold to secondary market investors also impacts the remaining amount of loans held for sale which are recorded at the balance sheet date.
See the Consolidated Statement of Cash Flows for a detailed analysis of the change in cash and cash equivalents.
Deposits increased $53.6 million, to $952.4 million at March 31, 2014, due to an $11.7 million increase from in-market, non-public fund customer deposits, $46.5 million increase in public fund deposits and partially offset by a decrease of $4.7 million in out-of-market certificates of deposit. Advances from the FHLB and other borrowings decreased $19.7 million, to $147.4 million at March 31, 2014 as compared to June 30, 2013, due to reduced funding needs.

Stockholders' equity increased $2.2 million at March 31, 2014 when compared to June 30, 2013. Retained earnings increased by $2.7 million due to net income of $5.1 million and offset by the payment of cash dividends of $2.4 million. Stockholders' equity was also reduced by the net increase of $589,000 in accumulated other comprehensive loss, net of related deferred tax effect, which totaled $4.9 million at March 31, 2014.
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

	Three Months Ended March 31,
	2014			2013
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans and leases receivable(1)(3)	$739,044	$8,781	4.82%	$687,223	$8,082	4.77%
Investment securities(2)(3)	421,329	1,670	1.61	415,936	1,508	1.47
Correspondent bank stock	6,644	46	2.81	7,417	53	2.90
Total interest-earning assets	1,167,017	$10,497	3.65%	1,110,576	$9,643	3.52%
Noninterest-earning assets	74,254			79,912
Total assets	$1,241,271			$1,190,488
Interest-bearing liabilities:
Deposits:
Checking and money market	$378,006	$234	0.25%	$380,004	$241	0.26%
Savings	166,425	103	0.25	118,408	70	0.24
Certificates of deposit	251,795	623	1.00	268,814	800	1.21
Total interest-bearing deposits	796,226	960	0.49	767,226	1,111	0.59
FHLB advances and other borrowings	128,575	907	2.86	132,781	1,029	3.14
Subordinated debentures payable to trusts	24,837	305	4.98	27,837	403	5.87
Total interest-bearing liabilities	$949,638	$2,172	0.93%	$927,844	$2,543	1.11%
Noninterest-bearing deposits	158,368			130,687
Other liabilities	34,549			32,987
Total liabilities	1,142,555			1,091,518
Equity	98,716			98,970
Total liabilities and equity	$1,241,271			$1,190,488
Net interest income; interest rate spread(4)		$8,325	2.72%		$7,100	2.41%
Net interest margin(4)(5)			2.89%			2.59%
Net interest margin, TE(6)			2.95%			2.64%

_____________________________________

(1)	Includes loan fees and interest on accruing loans and leases past due 90 days or more.

(2)	Includes federal funds sold and interest earning reserve balances at the Federal Reserve Bank.

(3)	Yields do not reflect the tax-exempt nature of loans, equipment leases and municipal securities.

(4)	Percentages for the three months ended March 31, 2014 and 2013 have been annualized.

(5)	Net interest income divided by average interest-earning assets.

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

	Nine Months Ended March 31,
	2014			2013
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans and leases receivable(1)(3)	$742,320	$25,740	4.62%	$696,667	$25,892	4.95%
Investment securities(2)(3)	419,338	3,925	1.25	386,484	3,668	1.26
Correspondent bank stock	7,882	174	2.94	7,627	158	2.76
Total interest-earning assets	1,169,540	$29,839	3.40%	1,090,778	$29,718	3.63%
Noninterest-earning assets	73,184			81,219
Total assets	$1,242,724			$1,171,997
Interest-bearing liabilities:
Deposits:
Checking and money market	$362,809	$708	0.26%	$357,910	$889	0.33%
Savings	143,448	255	0.24	113,678	215	0.25
Certificates of deposit	264,470	2,033	1.02	273,610	2,612	1.27
Total interest-bearing deposits	770,727	2,996	0.52	745,198	3,716	0.66
FHLB advances and other borrowings	157,187	2,944	2.49	137,177	3,128	3.04
Subordinated debentures payable to trusts	24,837	1,011	5.42	27,837	1,256	6.01
Total interest-bearing liabilities	$952,751	$6,951	0.97%	$910,212	$8,100	1.19%
Noninterest-bearing deposits	162,141			131,603
Other liabilities	30,642			31,677
Total liabilities	1,145,534			1,073,492
Equity	97,190			98,505
Total liabilities and equity	$1,242,724			$1,171,997
Net interest income; interest rate spread(4)		$22,888	2.43%		$21,618	2.44%
Net interest margin(4)(5)			2.61%			2.64%
Net interest margin, TE(6)			2.66%			2.68%
_____________________________________

(1)	Includes loan fees and interest on accruing loans and leases past due 90 days or more.

(2)	Includes federal funds sold and interest earning reserve balances at the Federal Reserve Bank.

(3)	Yields do not reflect the tax-exempt nature of loans, equipment leases and municipal securities.

(4)	Percentages for the nine months ended March 31, 2014 and 2013 have been annualized.

(5)	Net interest income divided by average interest-earning assets.

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

The reconciliation of the Net Interest Income (GAAP) to Net Interest Margin, TE (non-GAAP) is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
	(Dollars in Thousands)
Net interest income	$8,325	$7,100	$22,888	$21,618
Taxable equivalent adjustment	176	118	486	312
Adjusted net interest income	8,501	7,218	23,374	21,930
Average interest-earning assets	1,167,017	1,110,576	1,169,540	1,090,778
Net interest margin, TE	2.95%	2.64%	2.66%	2.68%

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

	Three Months Ended March 31,			Nine Months Ended March 31,
	2014 vs 2013			2014 vs 2013
	Increase (Decrease) Due to Volume	Increase (Decrease) Due to Rate	Total Increase (Decrease)	Increase (Decrease) Due to Volume	Increase (Decrease) Due to Rate	Total Increase (Decrease)
	(Dollars in Thousands)
Interest-earning assets:
Loans and leases receivable(1)	$608	$91	$699	$1,692	$(1,844)	$(152)
Investment securities(2)	20	142	162	290	(33)	257
Correspondent bank stock	(6)	(1)	(7)	5	11	16
Total interest-earning assets	$622	$232	$854	$1,987	$(1,866)	$121
Interest-bearing liabilities:
Deposits:
Checking and money market	$(1)	$(6)	$(7)	$12	$(193)	$(181)
Savings	29	4	33	52	(12)	40
Certificates of deposit	(50)	(127)	(177)	(86)	(493)	(579)
Total interest-bearing deposits	(22)	(129)	(151)	(22)	(698)	(720)
FHLB advances and other borrowings	(33)	(89)	(122)	460	(644)	(184)
Subordinated debentures payable to trusts	(43)	(55)	(98)	(135)	(110)	(245)
Total interest-bearing liabilities	$(98)	$(273)	$(371)	$303	$(1,452)	$(1,149)

Net interest income decrease	$720	$505	$1,225	$1,684	$(414)	$1,270
_____________________________________

(1)	Includes loan fees and interest on accruing loans and leases past due 90 days or more.

(2)	Includes federal funds sold and interest earning reserve balances at the Federal Reserve Bank.

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
The amount of the credit loss component of a debt security impairment is estimated as the difference between amortized cost and the present value of the expected cash flows of the security. The present value is determined using the best estimate cash flows discounted at the effective interest rate implicit to the security at the date of purchase or the current yield to accrete an asset-backed or floating rate security. At March 31, 2014, the Company does not have other-than-temporarily impaired debt securities for which credit losses exist.
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
Nonperforming assets (i.e., nonaccrual loans and leases, accruing loans and leases delinquent more than 90 days and foreclosed assets) decreased $4.4 million during the fiscal year to $18.8 million at March 31, 2014. The ratio of nonperforming assets to total assets, which is one indicator of credit risk exposure, decreased to 1.50% at March 31, 2014, from 1.90% at June 30, 2013.
Nonaccruing loans and leases decreased to $18.6 million at March 31, 2014 compared to $22.6 million at June 30, 2013. Included in nonaccruing loans and leases at March 31, 2014 were one consumer residential relationships totaling $125,000, eight commercial business relationships totaling $3.9 million, seven commercial real estate relationships totaling $1.2 million, eight agricultural real estate relationships totaling $8.2 million, three agricultural business relationships totaling $4.1 million, and 17 consumer relationships totaling $1.0 million.
There were no accruing loans and leases delinquent more than 90 days at March 31, 2014 and at June 30, 2013.
The Company's nonperforming loans and leases, which represent nonaccrual loans and leases plus those past due over 90 days and still accruing were $18.6 million, a decrease of $4.1 million from the levels at June 30, 2013. Slightly less than two-thirds of the nonperforming loans at March 31, 2014 were comprised of dairy operations, which is similar to the percentage at June 30, 2013. The risk rating system in place is designed to identify and manage the nonperforming loans and leases. Commercial and agricultural loans and equipment finance leases will have specific reserve allocations based on collateral values or based on the present value of expected cash flows if the loans or leases are deemed impaired. Loans and leases that are not performing do not necessarily result in a loss.

As of March 31, 2014, the Company had $266,000 of foreclosed assets. The balance of foreclosed assets consisted of $217,000 in single-family residences, $46,000 in consumer home equity collateral, and $3,000 in consumer vehicle collateral.
At March 31, 2014, the Company had designated $32.1 million of its assets as classified, which management has determined need to be closely monitored because of possible credit problems of the borrowers or the cash flows of the secured properties. This amount includes $203,000 of unused lines of credit for those borrowers that have classified assets. At March 31, 2014, the Company had $3.4 million in commercial real estate and commercial business loans purchased, of which none of the amounts were currently classified. These loans and leases were considered in determining the adequacy of the allowance for loan and lease losses. The allowance for loan and lease losses is established based on management's evaluation of the risks probable in the loan and lease portfolio and changes in the nature and volume of loan and lease activity. Such evaluation, which includes a review of all loans and leases for which full collectability may not be reasonably assured, considers the estimated fair market value of the underlying collateral, present value of expected principal and interest payments, economic conditions, historical loss experience and other factors that warrant recognition in providing for an adequate loan and lease loss allowance.
Although the Company's management believes that the March 31, 2014, recorded allowance for loan and lease losses was adequate to provide for probable losses on the related loans and leases, there can be no assurance that the allowance existing at March 31, 2014 will be adequate in the future.
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
The following table sets forth the amounts and categories of the Company's nonperforming assets from continuing operations for the periods indicated.

	March 31, 2014	June 30, 2013
	(Dollars in Thousands)
Nonaccruing loans and leases:
One- to four-family	$125	$236
Commercial business	3,932	4,365
Equipment finance leases	—	35
Commercial real estate	1,214	1,180
Multi-family real estate	27	27
Agricultural real estate	8,172	11,634
Agricultural business	4,063	4,113
Consumer direct	21	15
Consumer home equity	999	1,018
Total nonaccruing loans and leases	18,553	22,623
Accruing loans and leases delinquent more than 90 days:
Total accruing loans and leases delinquent more than 90 days	—	—
Foreclosed assets:
One- to four-family	217	557
Consumer direct	3	7
Consumer home equity	46	—
Total foreclosed assets(1)	266	564
Total nonperforming assets(2)	$18,819	$23,187
Ratio of nonperforming assets to total assets(3)	1.50%	1.90%
Ratio of nonperforming loans and leases to total loans and leases(4)	2.46%	3.25%
Accruing troubled debt restructures	$1,384	$1,792
_____________________________________

(1)	Total foreclosed assets do not include land or other real estate owned held for sale.

(2)	Nonperforming assets include nonaccruing loans and leases, accruing loans and leases delinquent more than 90 days and foreclosed assets.

(3)	Percentage is calculated based upon total consolidated assets of the Company.

(4)	Nonperforming loans and leases include nonaccruing loans and leases and accruing loans and leases delinquent more than 90 days.
The following table sets forth information with respect to activity in the Company's allowance for loan and lease losses from continuing operations during the periods indicated.

	Nine Months Ended March 31,
	2014	2013
	(Dollars in Thousands)
Balance at beginning of period	$10,743	$10,566
Charge-offs:
One- to four-family	(7)	(1)
Commercial business	(103)	(14)
Equipment finance leases	(22)	(20)
Commercial real estate	(41)	—
Construction	—	(7)
Agricultural real estate	—	(21)
Agricultural business	(491)	(374)
Consumer direct	(16)	(64)
Consumer home equity	(263)	(521)
Consumer OD & reserve	(151)	(172)
Consumer indirect	—	(25)
Total charge-offs	(1,094)	(1,219)
Recoveries:
One- to four-family	1	20
Commercial business	284	282
Equipment finance leases	29	7
Agricultural real estate	5	232
Agricultural business	8	744
Consumer direct	10	15
Consumer home equity	7	58
Consumer OD & reserve	67	79
Consumer indirect	7	52
Total recoveries	418	1,489
Net recoveries (charge-offs)	(676)	270
Additions charged to operations	279	(172)
Allowance related to assets acquired (sold), net	—	—
Balance at end of period	$10,346	$10,664
Ratio of net (recoveries) charge-offs during the period to average loans and leases outstanding during the period (2)	0.12%	(0.05)%
Ratio of allowance for loan and lease losses to total loans and leases at end of period	1.37%	1.56%
Ratio of allowance for loan and lease losses to nonperforming loans and leases at end of period(1)	55.76%	46.96%
_____________________________________

(1)	Nonperforming loans and leases include nonaccruing loans and leases and accruing loans and leases delinquent more than 90 days.

(2)	Percentages for the nine months ended March 31, 2014 and 2013 have been annualized.

The distribution of the Company’s allowance for loan and lease losses and impaired loss summary as required by ASC Topic 310, “Accounting by Creditors for Impairment of a Loan” are summarized in the following tables.  The combination of ASC Topic 450, “Accounting for Contingencies” and ASC Topic 310 calculations comprise the Company’s allowance for loan and lease losses.

	General Allowance for Loan and Lease Losses	Specific Impaired Loan Valuation Allowance	General Allowance for Loan and Lease Losses	Specific Impaired Loan Valuation Allowance
Loan Type	March 31, 2014		June 30, 2013
	(Dollars in Thousands)
Residential	$221	$17	$195	$8
Commercial business	866	168	893	665
Commercial real estate	3,536	28	2,225	148
Agricultural	3,749	250	3,156	1,481
Consumer	1,256	255	1,811	161
Total	$9,628	$718	$8,280	$2,463

	Number of Loan Customers	Loan Balance	Impaired Loan Valuation Allowance	Number of Loan Customers	Loan Balance	Impaired Loan Valuation Allowance
Loan Type	March 31, 2014			June 30, 2013
	(Dollars in Thousands)
Residential	2	$165	$17	3	$277	$8
Commercial business	9	4,435	168	7	5,129	665
Commercial real estate	8	1,277	28	9	1,360	148
Agricultural	14	15,332	250	16	16,295	1,481
Consumer	34	1,744	255	30	1,320	161
Total	67	$22,953	$718	65	$24,381	$2,463

The allowance for loan and lease losses was $10.3 million at March 31, 2014, as compared to $10.7 million at June 30, 2013. The general valuation allowance increased by $1.3 million due to increased loan volumes and adjusted for fluctuations in historical losses and environmental factors. The specific valuation allowance decreased by $1.7 million to $718,000, due primarily to payments received on nonaccruing impaired loans in the current fiscal year, which reduced the principal balance and the amount of valuation allowance for those credits. The specific valuation allowance decreased significantly from the prior fiscal year end due to the reduction of specific allowances on impaired loans within the agricultural segment. The agricultural segment represented 34.8% of the specific reserve in the portfolio, while the consumer segment represented 35.5% of the total. The ratio of the allowance for loan and lease losses to total loans and leases was 1.37% at March 31, 2014, compared to 1.54% at June 30, 2013. The Company's management has considered nonperforming assets and other assets of concern in establishing the allowance for loan and lease losses. The Company continues to monitor its allowance for possible loan and lease losses and make future additions or reductions in light of the level of loans and leases in its portfolio and as economic conditions dictate. The current level of the allowance for loan and lease losses is a result of management's assessment of the risks within the portfolio based on the information revealed in credit reporting processes. The Company utilizes a risk-rating system on commercial business, agricultural, construction, multi-family and commercial real estate loans, including purchased loans. The Company periodically utilizes an external loan review to assist in the assessment of the appropriateness of risk ratings and of risks within the portfolio. A periodic credit review is performed on all types of loans and leases to establish the necessary reserve based on the estimated risk within the portfolio. This assessment of risk takes into account the composition of the loan and lease portfolio, historical loss experience for each loan and lease category, previous loan and lease experience, concentrations of credit, current economic conditions and other factors that in management's judgment deserve recognition.
Real estate properties acquired through foreclosure are initially recorded at fair value (less a deduction for disposition costs). Valuations are periodically updated by management and a specific provision for losses on such properties is established by a charge to operations if the carrying values of the properties exceed their estimated net realizable values.

At March 31, 2014, the Company also had an allowance for credit losses on off-balance sheet credit exposures of $105,000. This amount is maintained as a separate liability account to cover estimated potential credit losses associated with off-balance sheet credit instruments such as off-balance sheet loan commitments, standby letters of credit, and guarantees and is recorded in other liabilities in the Consolidated Statements of Financial Condition. Although management believes that it uses the best information available to determine the allowances, unforeseen market conditions could result in adjustments and net income being significantly affected if circumstances differ substantially from the assumptions used in making the final determinations. Future additions to the Company's allowances may result from periodic loan, property and collateral reviews and thus cannot be predicted in advance. See Note 1 of "Notes to Consolidated Financial Statements," which is included in Part II, Item 8 "Financial Statements and Supplementary Data" of the Company's Form 10-K for the year ended June 30, 2013, for a description of the Company's policy regarding the provision for losses on loans and leases.
Comparison of the Three Months Ended March 31, 2014 and March 31, 2013
General.    The Company's net income was $2.0 million or $0.28 for basic and diluted earnings per common share for the quarter ended March 31, 2014, a $568,000 increase in net income compared to $1.4 million or $0.20 for basic and diluted earnings per common share for the quarter ended March 31, 2013. The third quarter of fiscal 2014 resulted in a return on average equity (i.e., net income divided by average equity) of 8.11%, compared to 5.76% for the same quarter of the prior year, while the return on average assets (i.e., net income divided by average assets) was 0.64% compared to 0.48%, respectively. As discussed in more detail below, the increases were due to a variety of key factors, including an increase in net interest income of $1.2 million and partially offset by an increase in the provision for losses on loans and leases of $260,000 and an increase in noninterest expense of $370,000.
Interest, Dividend and Loan Fee Income.    Interest, dividend and loan fee income was $10.5 million for the quarter ended March 31, 2014, as compared to $9.6 million for the same quarter of the prior year, an increase of $854,000 or 8.9%. Interest earned on loans and leases receivable totaled $8.8 million for the quarter which is an increase of $699,000 when compared to the same quarter of the prior fiscal year. The average balance of loans and leases receivable was $739.0 million for the quarter ended March 31, 2014, or increase of 7.5%, while the average yield increased by 5 basis points to 4.82% in the quarter-over-quarter comparison. Interest earned on investment securities and interest-earning deposits increased by $155,000, to $1.7 million for the current quarter compared to $1.6 million for quarter ended March 31, 2013. The average yield on investment securities and interest-earning deposits increased by 13 basis points to 1.63%, while the average balance increased by $4.6 million to $428.0 million for the quarter ended March 31, 2014. Overall, the average balance of total interest-earning assets increased by 5.1% and resulted in an increase in interest and dividend revenue of $622,000, while the average yield on interest-earning assets increased by 13 basis points and resulted in an increase to interest and dividend revenue of $232,000.
The average yield on interest-earning assets increased, from the quarter a year earlier, primarily due to the recovery of approximately $490,000 of interest income from an agricultural borrower relationship, which complied with modified loan terms and qualified for accrual status. Previously, the payments received for this borrower were all applied to principal since the loans were in nonaccrual status. Upon placing the borrower back on accrual status in the fiscal third quarter of 2014, all of the interest previously collected and applied to principal were treated as interest revenue and the principal was reclassified to the proper amounts under the accrual method. The effect on the yield on loans and leases receivable was an increase of 27 basis points for the quarter. When excluding the recovery of interest income from this borrower for the third fiscal quarter of 2014, the average yield on interest-earning assets decreased primarily due to the repricing of adjustable rate loans, refinancing activity and competitive pricing pressures in a low interest rate environment when compared to the same quarter of the prior fiscal year.
Interest Expense.    Interest expense was $2.2 million for the quarter ended March 31, 2014, as compared to $2.5 million for the same quarter of the prior year, a decrease of $371,000 or 14.6%. Interest expense related to interest-bearing deposits decreased by $151,000, of which $129,000 decrease was the result of declining rates and $22,000 decrease was due to average balance changes. The $129,000 decrease in deposit interest expense was the result of average deposit rate decreases of 10 basis points. The average rate on interest-bearing deposits was 0.49% for the quarter ended March 31, 2014, as compared to 0.59% for the prior year's third quarter. In addition, a $22,000 decrease in interest expense was the result of the redistribution of deposits from the term deposits to the non-term deposits which generated interest savings, even though total deposits had a 3.8% increase in the average balance. Interest expense related to the FHLB advances and other borrowings decreased by $122,000 due to decreased average rates and balances. The average rate decrease of 28 basis points resulted in interest savings of $89,000, while the average balance decrease resulted in interest savings of $33,000. Interest expense on subordinated debentures decreased by $98,000 for the three months ended March 31, 2014, when compared to the prior fiscal year, due to the extinguishment of $3.0 million in debt in the fourth quarter of fiscal 2013 and reduced rates on the effective swap contracts on existing outstanding debentures.
Net Interest Income.    Net interest income for the third quarter of fiscal 2014 was $8.3 million, an increase of $1.2 million, or 17.3%, compared to fiscal 2013, due to an increase in interest income of $854,000 or 8.9% and a decrease in interest expense of $371,000 or 14.6%. The net interest margin was 2.89%, compared to 2.59% for the same quarter of the prior fiscal year, an increase of 30 basis points. The Company's net interest margin on a fully taxable equivalent basis was 2.95% for the quarter ended March 31, 2014, as compared to 2.64% for the same quarter a year ago. The yield on interest-earning assets increased 13 basis points to 3.65% for the third quarter of fiscal 2014, while the average rate paid on interest-bearing liabilities decreased 18 basis points to 0.93% during the quarter. Meanwhile, average balances increased when compared to the same quarter from the prior fiscal year for interest-earning assets and interest-bearing liabilities by 5.1% and 2.3%, respectively. The Company continues to have a diversified loan portfolio comprised of a mix of consumer and business type lending. This mix helps the Company manage the net interest margin and interest rate risk by retaining loan and lease production on the balance sheet or by looking at alternatives through secondary markets.
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
Provision for losses on loans and leases increased to a provision of $260,000 for the quarter ended March 31, 2014, as compared to no provision in the prior year's quarter. During the third quarter, net charge-offs were $519,000, while loans and leases increased by $9.0 million and the valuation allowance on impaired loans decreased by $775,000. These factors, among others, contributed to the estimation of the allowance for loan and lease losses and the provision for loan and lease losses for the quarter. In addition, nonperforming assets decreased by $2.6 million, while classified assets increased by $4.7 million during the quarter. In comparing the third quarter of fiscal 2014 to fiscal 2013, net charge-offs increased to $519,000 from $116,000; while loan and lease balances at March 31, 2014 were $754.8 million, or an increase of 10.6% when compared to balances at March 31, 2013. The valuation allowance on impaired loans was $718,000 at March 31, 2014, compared to $2.7 million a year ago. Classified assets decreased by $7.6 million to $32.1 million at March 31, 2014, when compared to March 31, 2013. In addition, nonperforming assets decreased by $4.8 million to $18.8 million at March 31, 2014, when compared to March 31, 2013. Dairy-related credits within the agricultural sector remain the largest segment within nonperforming assets at March 31, 2014.
The allowance for losses on loans and leases at March 31, 2014, was $10.3 million. The allowance decreased from the March 31, 2013, balance of $10.7 million due to a decrease in the specific valuation allowance recorded on impaired loans and partially offset by an increase in the general allowance due to an increase in overall loans and adjusted for changes in environmental factors and loan loss history. The ratio of allowance for loan and lease losses to nonperforming loans and leases at March 31, 2014, was 55.76% compared to 46.96% at March 31, 2013. The allowance for loan and lease losses to total loans and leases ratio at March 31, 2014, was 1.37% compared to 1.56% at March 31, 2013. The Bank's management believes that the March 31, 2014, recorded allowance for loan and lease losses is adequate to provide for probable losses on the related loans and leases, based on its evaluation of the collectability of loans and leases and prior loss experience.
Noninterest Income.    Noninterest income was $3.7 million for the quarter ended March 31, 2014, an increase of $29,000 or 0.8% as compared to the quarter ended March 31, 2013. For the third quarter of fiscal 2014, increases over the prior fiscal year's third quarter included loan servicing income, commission and insurance income and fees on deposits of $297,000, $227,000, and $111,000, respectively. In addition, gain on sale of securities and other income increased by $87,000 and $93,000, respectively. Overall, these increases were offset by a decrease in gain on sale of loans of $807,000, when comparing the third quarter of fiscal 2014 to the same quarter of fiscal 2013.
Loan servicing income increased by $297,000 to $703,000 for the third quarter of fiscal 2014 partially due to a valuation allowance benefit recaptured for the quarter ended March 31, 2014, of $374,000 compared to a benefit recaptured of $220,000 in the prior year's quarter. Amortization expense, which is a component of net loan servicing income, was $416,000 for the third quarter of fiscal 2014 and represented a decrease in expense of $211,000 when compared to the third quarter of fiscal 2013. The valuation allowance reversal increased the carrying value of the capitalized portfolio asset to the current book value. An assessment of prepayment speeds within the portfolio contributed to the valuation allowance adjustment, and also decreased the amount of amortization expense as compared to the same period of the prior year. In the quarter-over-quarter comparison, servicing income decreased by $68,000 due to a decreasing asset base and an overall lesser net servicing fee percentage which is based on investor mix and modified for delinquencies.

Commission and insurance income was $404,000 for the quarter ended March 31, 2014, an increase of $227,000 when compared to the third quarter of fiscal 2013. This increase is due primarily to an increased book of business within the investment services line of business and from an increased asset base from which commissions are earned, which expanded primarily through a book of business purchase in the fourth quarter of fiscal 2013. In conjunction with the increased revenue, variable pay for the current quarter, which is included in compensation expense, increased by $123,000 when compared to the same quarter of the prior year.
Fees on deposits increased by $111,000 to $1.5 million for the quarter ended March 31, 2014, as compared to the same quarter of the prior fiscal year, primarily due to point-of-sale revenue increases. Point-of-sale interchange fees, which include vendor incentive fees, increased by $100,000 to $693,000 for the quarter ended March 31, 2014, due primarily to vendor incentives earned of $85,000 as compared to no incentive fees earned in the same quarter of the prior year. Point-of-sale interchange income increased due to increased volumes and resulted in an increase of $15,000, in the quarter-over-quarter analysis. In addition, net service charge income increased by $38,000 to $185,000 for the quarter ended March 31, 2014, and was offset by an NSF/overdraft fees decrease of $50,000, to $453,000 for the current quarter, when compared to the same quarter of the prior fiscal year.
Net gain on the sale of loans totaled $344,000, a decrease of $807,000 for the three months ended March 31, 2014, as compared to the prior fiscal year's quarter. This decrease was due to reduced refinancing activity with the general rise in mortgage interest rates. Origination activity for residential lending continues to remain sound due to the local economic climate and favorable interest rates relative to historical levels.
Noninterest Expense.    Noninterest expense was $8.9 million for the quarter ended March 31, 2014, as compared to $8.5 million for the quarter ended March 31, 2013, an increase of $370,000, or 4.3%. An increase in marketing and community investment of $209,000 was primarily responsible for the increase, while increases in check and data processing and compensation and employee benefits of $107,000 and $40,000, respectively, also contributed to the overall expense increase.
Marketing and community investment increased $209,000 to $315,000 for the quarter ended March 31, 2014, due to a net increase in expense related to a customer reward program for debit card usage. In the third quarter of the prior fiscal year, the program had matured and modification of the program led to expiration for a significant amount of outstanding points and an expense accrual adjustment was recorded. Thereafter, the program was modified to utilize different guidelines in accruing and awarding points, which resulted in the expense reported for the current quarter. The prior year's quarter expense for the rewards cards was minimal due to the reversal of outstanding points from which the accrual was estimated.
Check and data processing expense was $784,000 for the third quarter of fiscal 2014, which is an increase of $107,000, or 15.8%, from the third quarter of fiscal 2013. This increase was due primarily to a debit card processing expense increase of $63,000 and computer services expense increase of $24,000. Card and related program expenses increased as a result of additional maintenance contract costs, increased costs due to debit card activity volume, and additional costs related to reimbursement of customer ATM foreign fees. Computer services increased due to expanded services related to a mortgage platform enhancement.
Compensation and employee benefits were $5.3 million for the three months ended March 31, 2014, an increase of $40,000, or 0.8% when compared to the quarter ended March 31, 2013. Increased variable pay related to commission and insurance expense of $123,000, reduced deferred loan costs of $128,000, and increased employee benefits from the pension and health insurance benefit increases of $134,000, were the primary segments which increased compensation expense when compared to the same quarter of the prior fiscal year. Offsetting these increases were a reduction in mortgage commissions and incentive pay of $129,000 and $160,000 in the quarter-over-quarter comparison. Increased expense for variable pay related to commission and insurance income occurred as a result of increased revenue from the investment subsidiary's commission revenue. Compensation expense for deferred loan costs under ASC 310-20 declined when compared to the prior year due to fewer loan originations from residential refinancing activities. Pension expense and health insurance expense increased by $50,000 and $84,000, respectively, in the quarter-over-quarter comparisons due to computed net periodic pension cost increases and healthcare utilization increases when compared to the same quarter of the prior year. Mortgage commissions decreased due to the reduced amount of mortgages closed, which are primarily related to lessened refinancing activity due to rising interest rates. Incentive pay accruals decreased due to the amount of incentives accrued in the third quarter of fiscal 2013 as compared to the lesser accruals recorded in the third quarter of fiscal 2014. Overall, the payables related to incentive pay at March 31, 2014, are higher than the payable one year earlier, but more was accrued in the previous quarters of the current fiscal year due to projected outcomes during those quarters when compared to the prior fiscal year.

Income tax expense.    The Company's income tax expense for the quarter ended March 31, 2014, increased to $858,000 compared to $802,000 for the same period of the prior fiscal year. The effective tax rates were 30.3% and 36.3% for the quarter ended March 31, 2014 and 2013, respectively. The current quarter's tax rate is lower than anticipated due to an increase in permanent tax items which reduce the effective tax rate, while the prior year's rate is higher than anticipated due to tax adjustments related to nonrecurring income items.

Comparison of the Nine Months Ended March 31, 2014 and March 31, 2013
General.    The Company's net income was $5.1 million or $0.73 for basic and diluted earnings per common share for the nine months ended March 31, 2014, a $607,000 increase in net income compared to $4.5 million or $0.64 for basic and diluted earnings per common share for the same period of the prior year. For the first nine months of fiscal 2014, the return on average equity (i.e., net income divided by average equity) was 7.02%, compared to 6.11% in the same period of the prior year, while the return on average assets (i.e., net income divided by average assets) was 0.55% and 0.51%, respectively. As discussed in more detail below, the income statement changes were due to a variety of key factors. Total revenue increased by $2.2 million due to an increase in net interest income of $1.3 million and an increase in noninterest income of $961,000. The provision for losses on loans and leases increased by $451,000, noninterest expense increased by $1.2 million and income taxes decreased by $26,000, which resulted in an increase to net income of $607,000 for the nine months ended March 31, 2014 as compared to the same period of the prior year.
Interest, Dividend and Loan Fee Income.    Interest, dividend and loan fee income was $29.8 million for the nine months ended March 31, 2014, as compared to $29.7 million for the same period of the prior year, an increase of $121,000 or 0.4%, due primarily to increased average balances in excess of decreasing overall yields on interest-earning assets. Interest earned on loans and leases receivable totaled $25.7 million for the first nine months of fiscal 2014 which is a decrease of $152,000, when compared to the same period of the prior fiscal year and due primarily to a decrease in the average yields earned. The average yield on interest earned from loans and leases receivable decreased by 33 basis points to 4.62% in the year-over-year comparison. This was partially offset by an increase in the average balance of loans and leases receivable of $45.7 million, or 6.6% for the first nine months of fiscal 2014 as compared to the same period in fiscal 2013. Interest earned on investment securities and interest-earning deposits increased by $273,000 in the year-over-year comparison to $4.1 million for the nine month period ended March 31, 2014, primarily due to an increase in average balances. The average balance of investment securities and interest-earning deposits increased by $33.1 million, or 8.4%, to $427.2 million for the nine month period ended March 31, 2014, while the average yield decreased by 1 basis point to 1.28%. Overall, the average balance of total interest-earning assets, which include loans and leases receivable and investment securities and interest-earning deposits, increased by 7.2%, resulting in an increase to revenue of $2.0 million in the comparison to the same nine month period of the prior year, while the average yield on interest-earning assets, decreased by 23 basis points and resulted in a decrease of $1.9 million in revenue. The resulting net increase to interest, dividend and loan fee income was $121,000 or 0.4%,
Interest Expense.    Interest expense was $7.0 million for the nine months ended March 31, 2014, as compared to $8.1 million for the same period of the prior year, a decrease of $1.1 million or 14.2%. Interest expense related to interest-bearing deposits decreased by $720,000, of which a $698,000 decrease was the result of declining rates and a $22,000 decrease was due to average balance changes. A $698,000 decrease in interest expense was the result of a 14 basis point decrease in average rates paid on interest-bearing deposits. The average balance of interest-bearing deposits increased by 3.4%, but a change in the mix of average balances from higher rate paying certificates to the lower paying checking and money market accounts contributed to a reduction in interest expense of $22,000. The average rate on interest-bearing deposits was 0.52% for the nine months ended March 31, 2014, as compared to 0.66% for the same period of the prior year. Noninterest-bearing deposits increased by $30.5 million to an average balance of $162.1 million for the nine months ended March 31, 2014, as compared to the prior year. Interest expense related to FHLB advances and other borrowings decreased by $184,000 due to declining rates in excess of increased average balances. The average rate decrease of 55 basis points resulted in interest savings of $644,000, while the average balance increase resulted in additional interest expense of $460,000. Interest expense on subordinated debentures decreased by $245,000 for the nine months ended March 31, 2014, when compared to the prior fiscal year, due primarily to the extinguishment of $3.0 million in debt in the fourth quarter of fiscal 2013 and reduced rates on the effective swap contracts on existing outstanding debentures.
Net Interest Income.    Net interest income for fiscal 2014 was $22.9 million, an increase of $1.3 million, or 5.9%, compared to fiscal 2013, due to a decrease in interest expense of $1.1 million or 14.2% and an increase in interest income of $121,000 or 0.4%.  The net interest margin for the the nine months of fiscal 2014 was 2.61% as compared to 2.64% for the prior fiscal year, a decrease of 3 basis points. The Company's net interest margin on a fully taxable equivalent basis was 2.66% for the fiscal year ended March 31, 2014, as compared to 2.68% for the prior fiscal year. The yield on interest-earning assets decreased 23 basis points to 3.40% for fiscal 2014, while the average rate paid on interest-bearing liabilities decreased 22 basis points to 0.97% in fiscal 2014. In fiscal 2014, the average balances increased from a year ago for interest-earning assets and interest-bearing liabilities by 7.2% and 4.7%, respectively. The average yield on interest-earning assets was impacted due to the recovery of approximately $490,000 in the third fiscal quarter of interest income from an agricultural borrower relationship, which complied with modified loan terms and qualified for accrual status. Previously, the payments received for this borrower were all applied to principal since the loans were in nonaccrual status. Upon placing the borrower back on accrual status in the fiscal third quarter of 2014, all of the interest previously collected and applied to principal were now treated as interest revenue and the principal was reclassified to the proper amounts under the accrual method. The effect on the yield on loans and leases receivable was an increase of 9 basis points for the nine months ended March 31, 2014. When excluding the recovery of interest income from this borrower for the year-to-date period, the average yield on interest-earning assets decreased primarily due to the repricing of adjustable rate loans, refinancing activity and competitive pricing pressures in a low interest rate environment.  In addition, this economic environment impacts the yields on investment securities and other short-term investments and prepayment speeds of mortgage-backed securities purchased at a premium. The Company continues to have a diversified loan portfolio comprised of a mix of consumer and business type lending. This mix helps the Company manage the net interest margin and interest rate risk by retaining loan and lease production on the balance sheet or by looking at alternatives through secondary markets.
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
Provision for losses on loans and leases increased $451,000, to $279,000 for the nine months ended March 31, 2014, as compared to a net benefit of $172,000 for the same period in the prior year. The increase in the provision is due to increasing loan balances and an increase in net charge-offs for the comparable periods. Total loans and lease receivables increased by $72.2 million, or 10.6% when comparing the balances at March 31, 2014 and March 31, 2013, while net charge-offs for the current year-to-date period totaled $676,000, an increase of $946,000 when compared to the $270,000 of net recoveries from the prior year's results. Factors which helped minimize the amount of provision were the decrease in specific valuation allowance on impaired loans in accordance with ASC 310 of $2.0 million and reduced classified assets of $7.6 million when comparing the balances at March 31, 2014 and March 31, 2013. In addition, nonperforming assets decreased by $4.8 million to $18.8 million at March 31, 2014, when compared to March 31, 2013. Dairy-related credits within the agricultural sector remained the largest segment within the nonperforming assets for March 31, 2014.
The allowance for losses on loans and leases at March 31, 2014 was $10.3 million, which is slightly less than the amount reported at March 31, 2013 of $10.7 million. The ratio of allowance for loan and lease losses to total loans and leases was 1.37% at March 31, 2014, compared to 1.56% at March 31, 2013. The specific valuation allowance of $718,000, which is a decrease of $2.0 million from March 31, 2013, is comprised of $250,000 allowance attributed to impaired agricultural loans and $168,000 allowance attributed to impaired commercial business loans. In addition, the valuation for residential and consumer loans totaled $272,000. At March 31, 2014 the general valuation allowance of $9.6 million is an increase of $1.7 million since March 31, 2013, and is evaluated based primarily upon a review of historical loss and environmental factors and applied to loan and lease balances outstanding according to risk rating classifications. The ratio of allowance for loan and lease losses to nonperforming loans and leases at March 31, 2014, was 55.76% compared to 46.96% at March 31, 2013. The Bank's management believes that the March 31, 2014, recorded allowance for loan and lease losses is adequate to provide for probable losses on the related loans and leases, based on its evaluation of the collectability of loans and leases and prior loss experience.
Noninterest Income.    Noninterest income was $11.8 million for the nine months ended March 31, 2014, as compared to $10.8 million for the same period of the prior fiscal year, which represents an increase of $961,000 or 8.9%. This increase was due to an increase in net loan servicing income and commission and insurance income of $2.2 million and $539,000, respectively, and offset by a decrease in the net gain on sale of loans and fees on deposits of $1.8 million and $194,000, respectively. In September 2012, interest rate swap contracts on deposits were terminated which resulted in a one-time charge of $1.5 million and was reported as a reduction to other noninterest income. Investment securities with unrealized gains were sold to offset the effect of the contract termination losses. For fiscal 2014, the decrease in net gains on securities of $1.4 million and the increase in other noninterest income of $1.6 million reflect the effect of these prior year transactions.
Loan servicing income increased by $2.2 million to $2.1 million for the first nine months of fiscal 2014 primarily due to the net decrease of the valuation allowance provision of $2.0 million. For the nine month period ended March 31, 2014, the valuation allowance provision was a net benefit of $1.2 million compared to a net provision expense for the same period of the prior year of $750,000. In addition, amortization expense decreased by $453,000, but was partially offset by a decrease in servicing income of $236,000 when compared to the same period of the prior year. The valuation allowance reversal increased the carrying value of the capitalized portfolio asset to the current book value. An assessment of prepayment speeds within the portfolio contributed to the valuation allowance decrease, and also decreased the amount of amortization expense as compared to the same period of the prior year. Servicing income decreased due to a decreasing asset base and an overall lesser net servicing fee percentage which is based on investor mix and modified for delinquencies.
Commission and insurance income totaled $1.0 million for the first nine months of fiscal 2014, which is an increase of $539,000, when compared to the same period of the prior fiscal year. This increase is due primarily to an increased book of business within the investment services line of business and increased the asset base from which commissions are earned, which expanded primarily through a book of business purchase in the fourth quarter of fiscal 2013. In conjunction with the increased revenue, variable pay for the current quarter, which is included in compensation expense, increased by $302,000 when compared to the same nine months of the prior fiscal year.
Net gain on the sale of loans totaled $1.8 million, a decrease of $1.8 million for the nine months ended March 31, 2014, as compared to the same period of the prior fiscal year. The decrease reflects reduced customer refinancing volume on residential lending in the current fiscal year, due to recent increases to interest rates. Origination activity for residential lending continues to remain sound due to the local economic climate and favorable interest rates relative to historical levels.
Net gain on the sale of securities totaled $591,000, a decrease of $1.4 million for the nine months ended March 31, 2014, as compared to the same period of the prior fiscal year. As mentioned above, in September 2012, securities with unrealized gains were sold to offset the effect of the termination losses associated with the termination of interest rate swap contracts reported in other income. The Company received proceeds of $61.7 million for net gains of $591,000 for the first nine months of fiscal 2014 as compared to proceeds received of $91.4 million for net gains of $2.0 million for the first nine months of fiscal 2013.
Fees on deposits decreased $194,000, or 3.9% to $4.7 million for the nine months ended March 31, 2014, as compared to the same period of the prior year. Point-of-sale interchange fees, which include vendor incentive fees, decreased by $237,000 due primarily to the amount of debit card vendor incentive fees received. In the first quarter of the prior fiscal year, a nonrecurring vendor incentive fee was received totaling $600,000 compared to $223,000 of recurring vendor incentive fees earned during the first nine months of fiscal 2014. Point-of-sale interchange fees increased by $140,000 for the first nine months of fiscal 2014 as compared to the same period of the prior fiscal year due to increased volume of transactions in the year-over-year comparison. In addition, net service charges increased by $92,000, or 16.7% and overdraft fees decreased by $69,000, or 4.3% when compared to the same nine month period of the prior fiscal year.
Noninterest Expense.    Noninterest expense was $27.0 million for the nine months ended March 31, 2014, compared to $25.8 million for the nine months ended March 31, 2013, an increase of $1.2 million, or 4.6%. Increases in compensation and employee benefits of $1.1 million due primarily to a decline in deferred loan costs under ASC 310-20 was the primary factor for the increase in noninterest expense. In addition, marketing and community investment increased by $157,000 for the nine month period ended March 31, 2014 as compared to the prior fiscal year due to an increase in debit card reward accruals.
Compensation and employee benefits were $16.0 million for the nine months ended March 31, 2014, an increase of $1.1 million, or 7.0% when compared to the same period ended March 31, 2013. Reduced deferred loan costs and increased variable pay increases were the primary components of the increase when comparing the first nine months of fiscal 2014 to the same period of fiscal 2013. Compensation expense for deferred loan costs under ASC 310-20 declined when compared to the prior year due to fewer loan originations from residential refinancing activities. The increase in expense related to the reduced deferrals was $541,000 for the nine months ended March 31, 2014 as compared to the same period of the prior year. Variable and incentive pay increased by $245,000 to $1.6 million for the first nine months of fiscal 2014 due to variable pay increases related to commissions and insurance income of $302,000 and employee incentive pay increases of $85,000 related to performance standard accruals. These increases to variable and incentive pay were partially offset by decreases in stock-based compensation amortization expense of $102,000 as a result of fewer unvested shares to amortize when compared to the same period of the prior year. Base salaries and wages increased by $176,000 or 1.6% for the first nine months of fiscal 2014, when compared to the same period of fiscal 2013. The factors impacting this increase were annual salary increases since the quarter ended one year ago and the hiring of revenue-producing mortgage, agricultural and business banking staff to produce additional revenues. Overall FTEs slightly decreased through the Company's continued efforts in improving efficiencies with the Bank. Included in compensation expense were an increase in pension plan expense of $153,000 and a decrease in healthcare costs of $42,000 in the year-over-year comparisons. Pension plan expenses increased due to the annual actuarial valuation and computed net periodic pension cost increases, while healthcare costs decreased due to utilization and reimbursement factors within the self-insured plan.
Marketing and community investment increased $157,000 to $935,000 for the nine months ended March 31, 2014, due to an increase in expenses related to a customer reward program for debit card usage. In the third quarter of the prior fiscal year, the program had matured and modification of the program led to expiration for a significant amount of outstanding points and an expense accrual adjustment was recorded. Thereafter, the program was modified to utilize different guidelines in accruing and awarding points, which resulted in the expense reported for the current fiscal year. The prior year's expense for the rewards program was minimal due to the reversal of outstanding points from which the accrual was estimated.
Income tax expense.    The Company's income tax expense for the nine months ended March 31, 2014 decreased by $26,000 to $2.3 million when compared to the same period of the prior fiscal year. The effective tax rates were 30.6% and 33.6% for the nine months ended March 31, 2014 and 2013, respectively. The current year's tax rate is lower than anticipated due to an increase in permanent tax items which reduce the effective tax rate
Liquidity and Capital Resources
The Company's liquidity is comprised of three primary classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Net cash provided by operating activities and financing activities for the nine months ended March 31, 2014 was $14.3 million and $38.1 million, respectively, which was partially offset by net cash used in investing activities of $47.2 million. For the same period ended March 31, 2013, net cash provided by operating activities was $21.3 million, which were offset by cash used in investing and financing activities of $48.0 million and $691,000, respectively. The results were an increase in cash and cash equivalents of $5.2 million for the nine months ended March 31, 2014 compared to a decrease in cash and cash equivalents of $27.4 million for the same period of the prior fiscal year.
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
Liquidity management is both a daily and long-term responsibility of management. The Bank adjusts its investments in liquid assets based upon management's assessment of (i) expected loan demand, (ii) projected loan sales, (iii) expected deposit flows, (iv) yields available on interest-bearing deposits, and (v) the objectives of its asset/liability management program. Excess liquidity is invested generally in interest-bearing overnight deposits and other short-term government and agency obligations. During the nine months ended March 31, 2014, the Bank decreased its borrowings with the FHLB and other borrowings by $19.7 million.
Although in-market deposits is one of the Bank's primary source of funds, the Bank's policy has been to utilize borrowings where the funds can be invested in either loans or securities at a positive rate of return or to use the funds for short-term liquidity purposes. At March 31, 2014, the Bank had the following sources of additional borrowings:

•	$15.0 million in an uncommitted, unsecured line of federal funds with First Tennessee Bank, NA;

•	$20.0 million in an uncommitted, unsecured line of federal funds with Zions Bank;

•	$65.5 million of available credit from the Federal Reserve Bank; and

•	$289.9 million of available credit from FHLB of Des Moines (after deducting outstanding borrowings with FHLB of Des Moines).
The Bank may also seek other sources of contingent liquidity including additional federal funds purchased lines with correspondent banks and lines of credit with the Federal Reserve Bank. There were no funds drawn on the uncommitted, unsecured line of federal funds with First Tennessee Bank, NA, Zions Bank and the Federal Reserve Bank at March 31, 2014. The Bank, as a member of the FHLB of Des Moines, is required to acquire and hold shares of capital stock in the FHLB of Des Moines equal to 0.12% of the total assets of the Bank at December 31 annually. The Bank is also required to own activity-based stock, which is based on 4.00% of the Bank's outstanding advances. These percentages are subject to change at the discretion of the FHLB Board of Directors.
In addition to the above sources of additional borrowings, the Bank has implemented arrangements to acquire out-of-market certificates of deposit as an additional source of funding. As of March 31, 2014, the Bank had $17.9 million in out-of-market certificates of deposit.
The Bank anticipates that it will have sufficient funds available to meet current loan commitments. At March 31, 2014, the Bank had outstanding commitments to originate and purchase mortgage and commercial loans of $15.3 million and to sell mortgage loans of $3.2 million. Commitments by the Bank to originate loans are not necessarily executed by the customer. The Bank monitors the ratio of commitments to funding for use in liquidity management. At March 31, 2014, the Bank had no outstanding commitments to purchase investment securities and no commitments to sell investment securities available for sale.
The Company has an available line of credit with United Bankers' Bank for liquidity needs of $4.0 million with no funds advanced at March 31, 2014. The line of credit was renewed on October 1, 2013 and is available through October 1, 2014. The Company has pledged 100% of Bank stock as collateral for this line of credit.
The Company uses its capital resources to pay dividends to its stockholders, to support organic growth, to make acquisitions, to service its debt obligations and to provide funding for investment into the Bank as Tier 1 (core) capital.
Savings institutions insured by the FDIC are required to meet three regulatory capital requirements. If a requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, seizure. Institutions not in compliance may apply for an exemption from the requirements and submit a recapitalization plan. At March 31, 2014, the Bank met all current capital requirements.
The OCC has adopted capital requirements for savings institutions comparable to the requirement for national banks. The minimum OCC core capital requirement for well-capitalized institutions is 5.00% of total adjusted assets. The Bank had Tier 1 (core) capital of 9.51% at March 31, 2014. The minimum OCC total risk-based capital requirement for well-capitalized institutions is 10.00% of risk-weighted assets. The Bank had total risk-based capital of 15.27% at March 31, 2014.
The Company has entered into interest rate swap contracts which are classified as cash flow hedge contracts, fair value hedge contracts, or non-designated derivative contracts. At March 31, 2014, the total notional amount of interest rate swap contracts was $52.4 million with a fair value net loss of $896,000. The Company is exposed to losses if the counterparties fail to make their payments under the contract in which the Company is in a receiving status. The Company minimizes its risk by monitoring the credit standing of the counterparties. The Company anticipates the counterparties will be able to fully satisfy their obligations under the remaining agreements. See Note 13 of "Notes to Consolidated Financial Statements" of this Form 10-Q for additional information.
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
In April 2014, FASB issued ASU 2014-08 “Presentation of Financial Statement (ASC Topic 205) and Property, Plant, and Equipment" (ASC Topic 360), regarding guidance to report discontinued operations and disclosures of disposals of components of an entity. This update addresses the issue that currently, many disposals of small groups of assets, that are recurring in nature, qualify for discontinued operations. This update changes the criteria for reporting discontinued operations and also enhances convergence of the FASB’s and the International Accounting Standard Board’s (IASB) reporting requirements for discontinued operations.The guidance is effective for fiscal years beginning after December 15, 2014, and the interim periods within those fiscal years. Early adoption is permitted, but only for disposals that have not been reported in the financial statements previously issued or available for issuance. The Company anticipates to adopt this update in the first quarter of fiscal 2016 and does not expect the adoption to have a material effect on the Company's consolidated financial condition, results of operations or cash flows.
Since January 1, 2014, the FASB issued ASU No. 2014-05 through 2014-08. Other than ASU 2014-08 mentioned above, no other updates are applicable to the consolidated financial statements of the Company.
Subsequent Event
Management has evaluated subsequent events for potential disclosure or recognition through May 9, 2014, the date of the filing of the consolidated financial statements with the Securities and Exchange Commission.
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

As set forth below, the volatility of a rate change, the change in asset or liability mix of the Company or other factors may produce a decrease in net interest margin in an upward moving rate environment even as the net portfolio value (“NPV”) estimate indicates an increase in net value. The inverse situation may also occur. One approach used by the Company to quantify interest rate risk is an NPV analysis. This analysis calculates the difference between the present value of the liabilities and the present value of expected cash flows from assets and off-balance sheet contracts. The following tables set forth, at March 31, 2014 and June 30, 2013, an analysis of the Company's interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve. Management does not believe that the Company has experienced any material changes in its market risk position from that disclosed in the Company's Annual Report on Form 10-K for fiscal 2013 or that the Company's primary market risk exposures and how those exposures were managed during the nine months ended March 31, 2014 changed significantly when compared to June 30, 2013.

Even if interest rates change in the designated amounts, there can be no assurance that the Company's assets and liabilities would perform as set forth below. In addition, a change in U.S. Treasury rates in the designated amounts accompanied by a change in the shape of the Treasury yield curve would cause significantly different changes to the NPV than indicated below.

March 31, 2014
		Estimated Increase (Decrease) in NPV
Change in Interest Rates	Estimated NPV Amount
		Amount	Percent
	(Dollars in Thousands)
Basis Points
+300	$253,432	$21,069	9%
+200	249,672	17,309	7
+100	242,519	10,156	4
—	232,363	—	—
-100	179,710	(52,653)	(23)

June 30, 2013
		Estimated Increase (Decrease) in NPV
Change in Interest Rates	Estimated NPV Amount
		Amount	Percent
	(Dollars in Thousands)
Basis Points
+300	$249,104	$27,463	12%
+200	243,835	22,194	10
+100	234,513	12,872	6
—	221,641	—	—
-100	184,269	(37,372)	(17)
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

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of March 31, 2014, an evaluation was performed by the Company's management, including the Company's President and Chief Executive Officer and the Company's Senior Vice President, Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) to provide reasonable assurance that information required to be disclosed in the reports the Company files and submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Based upon that evaluation, the Company's President and Chief Executive Officer and the Company's Senior Vice President, Chief Financial Officer and Treasurer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2014.
There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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
Item 1A.    Risk Factors
The discussion of our business and operations should be read together with the risk factors contained in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2013, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. There have been no material changes to the risk factors set forth in the above-referenced filing as of March 31, 2014.
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

HF FINANCIAL CORP.
Date:	May 9, 2014	By:	/s/ STEPHEN M. BIANCHI
Stephen M. Bianchi, President and Chief Executive Officer (Principal Executive Officer)

Date:	May 9, 2014	By:	/s/ BRENT R. OLTHOFF
Brent R. Olthoff, Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description
10.1
Second Amended and Restated Employment Agreement between Stephen M. Bianchi and Home Federal Bank, dated March 13, 2014 (incorporated by reference to Exhibit 10.1 from the Company's Current Report on Form 8-K dated March 13, 2014, and filed with the SEC on March 17, 2014, file no. 033-44383).

10.2
Renewal Addendum No. 1 to Employment Agreement between Brent R. Olthoff and Home Federal Bank, dated March 27, 2013 (incorporated by reference to Exhibit 10.2 from the Company's Current Report on Form 8-K dated March 13, 2014, and filed with the SEC on March 17, 2014, file no. 033-44383).

10.3
Renewal Addendum No. 1 to Employment Agreement between Michael Westberg and Home Federal Bank, dated March 27, 2013 (incorporated by reference to Exhibit 10.3 from the Company's Current Report on Form 8-K dated March 13, 2014, and filed with the SEC on March 17, 2014, file no. 033-44383).

10.4
Renewal Addendum No. 1 to Employment Agreement between Jon M. Gadberry and Home Federal Bank, dated March 27, 2013 (incorporated by reference to Exhibit 10.4 from the Company's Current Report on Form 8-K dated March 13, 2014, and filed with the SEC on March 17, 2014, file no. 033-44383).

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