Form 10-K
period 2014-06-30
HF FINANCIAL CORP
filed 2014-09-12
CIK 881790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant's most recently completed second fiscal quarter, December 31, 2013, was approximately $82.1 million.
At September 5, 2014, there were 7,055,440 shares of the registrant's common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Part III of this document is incorporated by reference herein to specific portions of the registrant's definitive proxy statement to be delivered to stockholders in connection with the 2014 Annual Meeting of Stockholders.

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
Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

•	adverse economic and market conditions of the financial services industry in general, including, without limitation, the credit markets;

•	the effect of recent legislation to help stabilize the financial markets;

•	increase of non-performing loans and additional provisions for loan losses;

•	the failure of assumptions underlying the establishment of reserves for loan losses and other estimates;

•	the failure to maintain our reputation in our market area;

•	prevailing economic, political and business conditions in South Dakota, North Dakota and Minnesota;

•	the effects of competition from a wide variety of local, regional, national and other providers of financial services;

•	compliance with existing and future banking laws and regulations, including, without limitation, regulatory capital requirements and FDIC insurance coverages and costs;

•	changes in the availability and cost of credit and capital in the financial markets;

•	the effects of FDIC deposit insurance premiums and assessments;

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
The Company
HF Financial Corp. is a unitary thrift holding company that was formed in November 1991 for the purpose of owning all of the outstanding stock of Home Federal Bank (the "Bank"), its principal banking subsidiary. The Company acquired all of the outstanding stock of the Bank on April 8, 1992. The Company is regulated as a savings and loan holding company by the Board of Governors of the Federal Reserve System ("Federal Reserve"). On July 28, 2014, the Bank filed an application (the "Bank Application") with the South Dakota Department of Labor and Regulation, Division of Banking ("DOB") to convert from a federally chartered savings association to a South Dakota state-chartered banking corporation (the "Bank Conversion"). In connection with the Bank Application and as required by Federal Reserve regulations, the Company also intends to file an application (the "Company Application") with the Federal Reserve to convert from a savings and loan holding company to a bank holding company (the "Company Conversion"). See "Regulation—Charter Conversion" for additional information. The Company is incorporated under the laws of the State of Delaware and generally is authorized to engage in any activity that is permitted by the Delaware General Corporation Law. The Company's primary business is to operate the Bank. Unless otherwise indicated, all matters discussed in this Form 10-K relate to the Company and its direct and indirect subsidiaries, including, without limitation, the Bank. See "Subsidiary Activities" below for further information regarding the subsidiary operations of the Company and the Bank.
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
Through its trust department, the Bank acts as trustee, personal representative, administrator, guardian, custodian, agent, advisor and manager for various accounts. At June 30, 2014, the trust department of the Bank maintained approximately $126.9 million in assets under management. Wealth management has become a strategic focus of the Bank, and the Bank has added expertise in portfolio management and business development to enhance this business line to drive future growth in assets under management and fee income.
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
The Bank's deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation ("FDIC") as administrator of the Deposit Insurance Fund ("DIF"). The Bank is subject to primary supervision, regulation and examination by the Office of the Comptroller of the Currency ("OCC"), but has filed application to convert to a South Dakota state-chartered banking corporation, which is supervised by the South Dakota DOB. See "Regulation—Charter Conversion" for more information.
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
Subsidiary Activities
In addition to the Bank, the Company had six other wholly-owned subsidiaries at June 30, 2014: HF Financial Group, Inc. ("HF Group"), HF Financial Capital Trust III ("Trust III"), HF Financial Capital Trust IV ("Trust IV"), HF Financial Capital Trust V ("Trust V"), HF Financial Capital Trust VI ("Trust VI") and HomeFirst Mortgage Corp. (the "Mortgage Corp.").
In August 2002, the Company formed HF Group, a South Dakota corporation. HF Group previously marketed software to facilitate employee benefits administration, payroll processing and management and governmental reporting. HF Group no longer actively markets this software and had immaterial operations in 2014. Intercompany interest income is eliminated in the preparation of consolidated financial statements.
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
The Mortgage Corp., a South Dakota corporation formed in September 1994, was previously engaged in the business of originating one- to four-family residential mortgage loans, which were sold into the secondary market. The Mortgage Corp. had no activity during fiscal years 2014 and 2013.
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
The Bank has two wholly-owned subsidiaries, Hometown Investment Services, Inc. ("Hometown") and Mid America Capital Services, Inc. ("Mid America Capital"), and dissolved two additional wholly-owned subsidiaries during fiscal 2014, Mid-America Service Corporation ("Mid-America") and PMD, Inc. ("PMD").
Hometown, a South Dakota corporation formed in February 1951, provides financial and insurance products to customers of the Bank and members of the general public in the Bank's market area. Hometown offers annuities, life insurance products and crop insurance, as well as investment products through an agreement with Raymond James. Hometown has historically obtained funding via a line of credit from the Bank, which is not limited by banking regulation due to its status as an operating subsidiary. At June 30, 2014, there were no advances on the approved line of credit of $100,000. Intercompany interest income and interest expense are eliminated in the preparation of consolidated financial statements.
Mid America Capital, a South Dakota corporation formed in October 1990, specializes in equipment finance leasing. Mid America Capital obtains its funding through a line of credit from the Bank. Banking regulations do not limit the amount of funding provided to an operating subsidiary. At June 30, 2014, Mid America Capital had no advances on an approved line of credit of $250,000 with the Bank. Intercompany interest income and interest expense are eliminated in the preparation of consolidated financial statements.
Mid-America, a South Dakota corporation formed in August 1971, in the past provided residential appraisal services to the Bank and other lenders in the Bank's market. Mid-America was formally dissolved in February 2014 and had no other activity during fiscal years 2014 and 2013.
PMD, a South Dakota corporation formed in January 1992, in the past was engaged in the business of buying, selling and managing repossessed real estate properties. PMD was formally dissolved in February 2014 and had no other activity during fiscal years 2014 and 2013.
Market Area
The Bank has a total of 27 banking centers and a loan production office in its market area and an Internet branch located at www.homefederal.com. The Bank's primary market area includes communities located in eastern and central South Dakota, including the Sioux Falls metropolitan statistical area ("MSA"), and the cities of Pierre, Mitchell, Aberdeen, Brookings, Watertown, and Yankton. The Bank has a banking center in Marshall, Minnesota, which serves customers located in southwestern Minnesota. A banking center in Bloomington, Minnesota, which serves customers in the metropolitan area of the Twin Cities, does business as Infinia Bank, a Division of Home Federal Bank of South Dakota. An Internet branch is located at www.infiniabank.com to serve the Twin Cities market area. A loan production office located in Fargo, North Dakota serves customers in the Fargo/Moorhead MSA. The Bank's primary market area features a variety of agribusiness, financial services, health care and light manufacturing firms. The Internet branches and mobile banking allow access to customers beyond traditional geographical areas.
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
The HOLA includes a provision that limits the Bank's non-residential real estate lending to no more than four times its total capital. This maximum limitation, which at June 30, 2014 was $489.6 million, has not materially limited the Bank's lending practices.
Under HOLA, the maximum amount which the Bank may lend to any one borrower is 15% of the Bank's unimpaired capital and surplus, or $19.6 million at June 30, 2014. Loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to the same borrower if such loans are fully secured by readily marketable collateral. The Bank may request a waiver from the OCC to exceed the 15% loans-to-one borrower limitation on a case-by-case basis. See "Regulation—Loans-to-One Borrower" for more information and a discussion of the loans-to-one borrower regulations.
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

Agricultural Loans.    In order to serve the needs of the local agricultural community and improve the interest rate sensitivity and yield of its assets, the Bank originates agricultural loans through its agricultural division. The agricultural division offers loans to its customers such as: (i) operating loans that are used to fund the borrower's operating expenses, which typically have a one year term and are indexed to the national prime rate; (ii) term loans on machinery, equipment and breeding stock that may have a term up to seven years and require annual payments; (iii) agricultural farmland term loans that are used to finance (or refinance) land purchases; (iv) specialized loans to fund facilities and equipment for livestock confinement enterprises; and (v) loans to fund ethanol plant development. Agriculture real estate loans typically will have personal guarantees of the borrowers, a first lien on the real estate, interest rates adjustable to the national prime rate or Treasury Note rates, and annual, quarterly or monthly payments. Operating and term loans are secured by farm chattels (crops, livestock, machinery, etc.), which are the operating assets of the borrower. The Bank also originates agricultural loans directly and through programs sponsored by the Farmers Service Agency ("FSA") of which a portion of such loans are also guaranteed in part by the FSA. The Bank also provides financing for part-time farmers and their primary residences. These loans are for customers who derive the majority of their income from non-farming related sources but do derive a portion of their income from the property they are financing. These loans are typically sold to Farmer Mac with the Bank providing the ongoing servicing. For these services, the Bank is paid an annual servicing fee from Farmer Mac.
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
The Bank currently makes 15-, 20- and 30-year fixed- and adjustable-rate one- to four-family residential mortgage ("ARM") loans at loan-to-value ratios consistent with Federal National Mortgage Association ("FNMA")/Federal Home Loan Mortgage Corporation ("FHLMC") guidelines. Loan-to-values exceeding 80% are required to include private mortgage insurance or government-backed mortgage insurance in an amount sufficient to reduce the Bank's or the investor's exposure at or below the 80% level or secure additional financing up to currently 90% of the value of the property. The Bank generally offers an ARM loan with a fixed rate for the initial five, seven or ten years, which then converts to a one-year annual rate reset ARM for the remainder of the life of the loan. These loans provide for an annual cap and a lifetime cap at a set percent over the fully-indexed rate.
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
During the second quarter of fiscal 2012, the Company was informed by SDHDA that a change in business model was necessary for SDHDA to continue to meet the financing needs of its single family mortgage program in South Dakota. This change in business model effectively ended the new flow of servicing assets from SDHDA to the Company beginning April 1, 2012. Due to this change, the single family mortgage segment of the Company's servicing portfolio has decreased in principal value, but the decrease has partially been offset by new originations of loans sold to Fannie Mae with servicing retained. The Company continues to evaluate potential acquisition of servicing assets dependent upon market conditions and characteristics desirable by the Company.
The Bank continues to receive a servicing fee for the loans that continue to be serviced of generally 0.38% from the SDHDA for these services. The servicing fee rate may subsequently decline to a minimum of 0.25% based on delinquency characteristics. The Bank is currently one of the largest servicers of loans for the SDHDA. At June 30, 2014, the Bank serviced $529.6 million of mortgage loans for the SDHDA. The Bank also receives a servicing fee for the loans that are originated and sold to Fannie Mae of 0.25% for these services with no adjustments for delinquencies. At June 30, 2014, the Bank serviced $516.1 million of mortgage loans for Fannie Mae. See Note 4 of "Notes to Consolidated Financial Statements," which is included in Part II, Item 8, "Financial Statements and Supplementary Data" in this Form 10-K, for information on loan servicing.
In underwriting one- to four-family residential mortgage loans, the Bank evaluates both the borrower's ability to make monthly payments and the value of the property securing the loan. Generally, the property that secures the real estate loans made by the Bank is appraised by an appraiser approved under the Bank's appraisal policy. The Bank requires borrowers to obtain title, fire and casualty insurance in an amount not less than the amount of the loan. Real estate loans originated by the Bank contain a "due-on-sale" clause allowing the Bank to declare the unpaid principal balance due and payable upon the sale of the collateral property.
The Bank offers online mortgage capabilities through QuickClickTM Online Mortgage Solutions, a service that allows customers to check rates, research loan options and complete mortgage applications via the Bank's website. This service is currently available to all branch and office locations in South Dakota, Minnesota and North Dakota.
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
The underwriting standards employed by the Bank for consumer loans include an application, a determination of the applicant's payment history on other debts, and an assessment of the ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant is a primary consideration, the underwriting process also includes an analysis of the value of the security, if any, in relation to the proposed loan amount. As of July 1, 2013, the Bank implemented centralized underwriting for all consumer credit requests. This was accomplished through the addition of a Consumer Underwriter and the launch of a credit decisioning engine which will ensure that the Bank consistently applies its underwriting standards to all consumer credit requests.
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

During fiscal 2014, no leases were originated in the Bank's trade area in the upper Midwest. Since fiscal 2012, Mid America Capital reduced its efforts in originating new leases. It continues to service existing leases, but will continue to see a reduced level of lease balances as payments occur and reach maturity. The decision to reduce marketing efforts will not have a material impact on the Company.
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
Loan and Lease Portfolio Composition.    Over the past several years, the Company has transformed its loan and lease portfolio from predominantly one-to four-family residential and consumer loans to a more diverse portfolio including commercial and agricultural loans. As part of the Company's business strategy to build the commercial, commercial real estate and agricultural portfolio segments, the Bank has hired several bankers with significant commercial and agricultural lending experience, which has led to successful growth results across these business lines. The Company's commercial, commercial real estate and agricultural portfolio segments represented 84.1% of the Company's total loan and lease portfolio at June 30, 2014, while its residential and consumer portfolio segments accounted for 15.9%. At the same time, the Company continues to prioritize and invest in mortgage lending as it believes this to be a core component of its personal banking strategy.

The following table sets forth information concerning the composition of the Company's loan and lease portfolio from continuing operations in dollar amounts and in percentages (before deductions for allowance for loan and lease losses) as of the dates indicated.

	June 30,
	2014		2013		2012		2011		2010
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in Thousands)
One- to four-family	$51,724	6.4%	$49,098	7.1%	$55,434	8.1%	$61,952	7.5%	$76,492	8.8%
Commercial business(1)	82,459	10.2	75,555	10.9	79,069	11.6	104,227	12.6	99,892	11.5
Equipment finance leases(1)	847	0.1	1,633	0.2	3,297	0.5	6,279	0.8	10,641	1.2
Commercial real estate(1)	294,388	36.3	239,057	34.4	225,341	33.0	219,800	26.6	216,479	24.8
Multi-family real estate	87,364	10.7	49,217	7.1	47,121	6.9	49,307	6.0	50,064	5.7
Commercial construction	22,946	2.8	12,879	1.8	12,172	1.8	13,584	1.7	17,125	2.0
Agricultural real estate	79,805	9.8	77,334	11.1	70,796	10.4	111,808	13.5	118,369	13.6
Agricultural business	115,397	14.2	100,398	14.4	84,314	12.3	138,818	16.8	152,199	17.4
Consumer direct	17,449	2.1	21,219	3.1	21,345	3.1	20,120	2.4	22,208	2.6
Consumer home equity	56,666	7.0	66,381	9.5	81,545	11.9	94,037	11.4	97,031	11.1
Consumer overdraft and reserves	2,901	0.4	2,995	0.4	3,038	0.4	3,426	0.4	3,596	0.4
Consumer indirect	—	—	5	—	232	—	2,135	0.3	8,183	0.9
Total gross loans and leases(2)	811,946	100.0%	695,771	100.0%	683,704	100.0%	825,493	100.0%	872,279	100.0%
Less:
Allowance for losses	(10,502)		(10,743)		(10,566)		(14,315)		(9,575)
Total loans and leases receivable, net	$801,444		$685,028		$673,138		$811,178		$862,704
_____________________________________

(1)	Includes tax-exempt loans and leases.

(2)	Net of deferred fees and discounts and exclusive of undisbursed portion of loans in process.

The following table sets forth information concerning the balance of the Company's undisbursed portion of loans in process excluded from total gross loans and leases above, and deferred fees and discounts which have been netted against the loans and indicated above as of the dates indicated.

	June 30,
	2014	2013	2012	2011	2010
	(Dollars in Thousands)
Undisbursed portion of loans in process	$81,463	$49,868	$21,700	$15,600	$30,973
Deferred fees and discounts	937	664	553	574	652
The following table sets forth information concerning the balance of the Company's loans held for sale by loan class, which have been excluded from tables identifying loans and leases receivable as of the dates indicated.

	June 30,
	2014	2013	2012	2011	2010
	(Dollars in Thousands)
One- to four-family	$6,173	$9,169	$16,207	$11,083	$20,394
Consumer direct	—	—	—	908	4,893
	$6,173	$9,169	$16,207	$11,991	$25,287

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

	June 30,
	2014		2013		2012		2011		2010
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in Thousands)
Fixed-Rate Loans and Leases:
One- to four-family	$35,722	4.4%	$32,977	4.8%	$34,566	5.1%	$40,838	4.9%	$54,514	6.2%
Commercial business(1)	31,068	3.8	33,667	4.8	26,012	3.8	30,504	3.7	35,494	4.1
Equipment finance leases(1)	847	0.1	1,633	0.2	3,296	0.5	6,278	0.8	10,641	1.2
Multi-family, commercial real estate & construction(1)	156,375	19.3	93,473	13.4	69,179	10.1	46,810	5.7	52,941	6.1
Agricultural real estate	65,938	8.1	61,171	8.8	34,585	5.1	30,399	3.7	25,283	2.9
Agricultural business	40,177	4.9	39,756	5.7	17,784	2.6	28,440	3.4	31,531	3.6
Consumer	37,569	4.6	44,311	6.4	51,187	7.5	59,705	7.2	73,434	8.4
Total fixed-rate loans and leases	367,696	45.2	306,988	44.1	236,609	34.7	242,974	29.4	283,838	32.5
Adjustable-Rate Loans:
One- to four-family	16,002	2.0	16,121	2.3	18,062	2.6	21,114	2.6	21,978	2.5
Commercial business(1)	51,390	6.3	41,888	6.0	53,056	7.8	73,723	8.9	64,398	7.4
Multi-family, commercial real estate & construction	248,324	30.6	207,680	29.9	218,263	31.9	235,882	28.6	230,727	26.5
Agricultural real estate	13,867	1.7	16,163	2.3	36,211	5.3	81,409	9.8	93,086	10.7
Agricultural business	75,220	9.3	60,642	8.7	66,530	9.7	110,378	13.4	120,668	13.8
Consumer	39,447	4.9	46,289	6.7	54,973	8.0	60,013	7.3	57,584	6.6
Total adjustable-rate loans	444,250	54.8	388,783	55.9	447,095	65.3	582,519	70.6	588,441	67.5
Total loans and leases(2)	811,946	100.0%	695,771	100.0%	683,704	100.0%	825,493	100.0%	872,279	100.0%
Less:
Allowance for loan and lease losses	(10,502)		(10,743)		(10,566)		(14,315)		(9,575)
Total loans and leases receivable, net	$801,444		$685,028		$673,138		$811,178		$862,704
____________________________________

(1)	Includes tax-exempt loans and leases.

(2)	Net of deferred fees and discounts and exclusive of undisbursed loans in process.
The following schedule illustrates the scheduled principal contractual repayments of the Company's loan and lease portfolio at June 30, 2014. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Real Estate					Non-Real Estate
	One- to Four- Family	Multi- Family	Commercial	Agricultural	Construction	Consumer	Commercial Business(1)	Agricultural	Total
	(Dollars in Thousands)
Due in less than 1 year	$5,644	$8,869	$31,982	$17,271	$11,195	$17,591	$55,334	$90,325	$238,211
Due in 1 to 5 years	9,552	23,451	108,616	28,171	2,378	52,442	24,127	24,264	273,001
Due 5 years or greater	36,528	55,044	153,790	34,363	9,373	6,983	3,845	808	300,734
Total	$51,724	$87,364	$294,388	$79,805	$22,946	$77,016	$83,306	$115,397	$811,946
_____________________________________

(1)	Includes equipment finance leases and tax-exempt loans and leases.

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
In connection with the filing of its periodic reports with the OCC and in accordance with its classification of assets policy, the Company regularly reviews problem loans and leases in its portfolio to determine whether any loans or leases require classification, as well as investment securities, in accordance with applicable regulations. On the basis of management's monthly review of its assets, at June 30, 2014, the Company had designated $30.2 million of its assets as classified. Other potential problem loans are included in criticized and classified assets. See "Asset Quality" under Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K for further discussion.
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
Generally, the Bank invests funds among various categories of investments and maturities based upon the Bank's asset/liability management policies, investment quality and marketability, liquidity needs and performance objectives. At June 30, 2014, approximately 88.9% of its investment portfolio was in liquid agency residential mortgage-backed securities.
At June 30, 2014, the Bank's investments in agency residential mortgage-backed securities totaled $329.4 million, or 25.8% of its total assets, and did not include any private-label securities. As of such date, the Bank also had a $6.3 million investment in the stock of the Federal Home Loan Bank of Des Moines ("FHLB" or "FHLB of Des Moines") in order to satisfy the FHLB of Des Moines' requirement for membership.

The composition and maturities of the investment securities portfolio, excluding equity securities, are indicated in the following table:

	June 30, 2014
	Less Than 1 Year		1 to 5 Years		5 to 10 Years		Over 10 Years		Total Investment Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value
	(Dollars in Thousands)
U.S. government agencies & corporations	$—	—%	$8,623	1.55%	$3,418	1.72%	$—	—%	$12,041	$12,114
Municipal bonds	1,848	2.14	7,498	1.40	14,472	2.24	2,744	3.13	26,562	26,962
Agency residential mortgage-backed securities	—	—	2,742	1.65	32,012	1.41	297,064	1.74	331,818	329,404
Total investment securities	$1,848		$18,863		$49,902		$299,808		$370,421	$368,480

The effective maturities for the Bank's agency residential mortgage-backed securities are much shorter due to the combination of prepayments and the $231.0 million adjustable-rate agency residential mortgage-backed securities. The variable or hybrid (fixed for a period of time and then variable thereafter) structure gives the Bank flexibility in risk management of the balance sheet.
Management has a process to identify securities that could potentially have a credit impairment that is other-than-temporary. This process involves evaluating the length of time and extent to which the fair value has been less than the amortized cost basis, reviewing available information regarding the financial position of the issuer, monitoring the rating of the security, and projecting cash flows. Management also determines if it is more likely than not the Company will be required to sell the security before the recovery of its amortized cost which, in some cases, may extend to maturity. To the extent the Company determines that a security is deemed to be other-than-temporarily impaired, an impairment loss is recognized. In fiscal 2014, there were no other-than-temporary impairment losses. See Note 2, "Investment Securities," of "Notes to Consolidated Financial Statements," which is included in Part II, Item 8 of this Form 10-K for additional information.
The Bank's investment securities portfolio is managed in accordance with a written investment policy adopted by the Bank's Board of Directors. Investments may be made by the Bank's officers within specified limits and approved in advance by the Bank's chief executive officer for transactions over these limits. At June 30, 2014, the Bank had $19.5 million of securities that are held to maturity and $348.9 million of securities available for sale, including agency residential mortgage-backed securities of $327.4 million. See Note 2 of "Notes to Consolidated Financial Statements," which is included in Part II, Item 8 "Financial Statements and Supplementary Data" of this Form 10-K for further information on the Company's investment portfolio.
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
Deposits.    The Bank offers a variety of deposit accounts having a wide range of interest rates and terms. The Bank's deposits consist of statement savings accounts, checking accounts, money market and certificate of deposit accounts ranging in terms from 30 days to five years for our non-brokered certificates. The Bank primarily solicits deposits from its market area, with a strategic focus of multiple-service household growth. The Bank relies primarily on customer service, competitive pricing policies and advertising to attract and retain these deposits. Based on liquidity needs, the Bank may, from time to time, acquire out-of-market deposits in those circumstances where wholesale funding offers either a maturity or cost efficiency not available with retail deposits. At June 30, 2014, out-of-market deposits accounted for less than 3% of total deposits.

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
The following table sets forth the dollar amount of deposits in the various types of deposit accounts offered by the Bank as of June 30:

	2014		2013		2012
	Amount	%	Amount	%	Amount	%
	(Dollars in Thousands)
Transaction Accounts:
Noninterest bearing accounts	$164,918	16.5%	$156,896	17.5%	$146,963	16.4%
Interest bearing accounts weighted average rates of 0.19%, 0.15% and 0.13% at June 30, 2014, 2013 and 2012	173,879	17.4	151,359	16.8	138,075	15.5
Savings accounts weighted average rates of 0.23%, 0.21% and 0.27% at June 30, 2014, 2013 and 2012	160,277	16.0	115,573	12.9	121,092	13.6
Money market accounts weighted average rates of 0.24%, 0.26% and 0.32% at June 30, 2014, 2013 and 2012	238,507	23.9	212,817	23.7	210,298	23.5
Total transaction accounts	737,581	73.8	636,645	70.9	616,428	69.0
In-Market Certificates of Deposit:
0.00 - 0.99%	167,059	16.7	122,546	13.6	112,968	12.6
1.00 - 1.99%	41,069	4.1	77,813	8.7	93,498	10.5
2.00 - 2.99%	21,619	2.2	23,691	2.6	34,683	3.9
3.00 - 3.99%	6,069	0.6	12,477	1.4	15,837	1.7
4.00% and higher	210	—	2,994	0.3	8,023	0.9
Total in-market certificates of deposit	236,026	23.6	239,521	26.6	265,009	29.6
Out-of-market certificates of deposit weighted average rate of 1.37%, 1.15% and 1.88% at June 30, 2014, 2013 and 2012	25,567	2.6	22,595	2.5	12,422	1.4
Total certificates of deposit	261,593	26.2	262,116	29.1	277,431	31.0
Total deposits	$999,174	100.0%	$898,761	100.0%	$893,859	100.0%

The following table sets forth the amount of the Company's certificates of deposit and other deposits by time remaining until maturity at June 30, 2014:

	Maturity
	Less Than 3 Months	3 to 6 Months	6 to 12 Months	Over 12 Months	Total
	(Dollars in Thousands)
Certificates of deposit less than $100,000(1)	$15,818	$14,888	$28,225	$55,329	$114,260
Certificates of deposit of $100,000 or more(1)	10,758	15,001	17,715	39,675	83,149
Out-of-market certificates of deposit(2)	399	—	2,505	22,664	25,568
Public funds(3)(4)	5,000	7,403	18,726	7,488	38,617
Total certificates of deposit	$31,975	$37,292	$67,171	$125,156	$261,594
_____________________________________

(1)	Includes funds from the Certificate of Deposit Account Registry Service ("CDARS") certificate of deposit program of $2.0 million.

(2)	Includes certificates of deposit of $100,000 or greater of $25.5 million.

(3)	Includes certificates of deposit from governmental and other public entities, excluding out-of-market certificates of deposit.

(4)	Includes certificates of deposit of $100,000 or greater of $37.8 million.
The Bank solicits certificates of deposit of $100,000 or greater from various state, county and local government units which carry rates which are negotiated at the time of deposit. See Note 7 of "Notes to Consolidated Financial Statements," which is included in Part II, Item 8 "Financial Statements and Supplementary Data" of this Form 10-K. Deposits at June 30, 2014, and 2013 included $131.4 million and $96.4 million, respectively, of deposits from one local governmental entity.
Borrowings.    Although deposits are the Bank's primary source of funds, the Bank's policy has been to utilize borrowings when they are a less costly source of funds or can be invested at a positive rate of return.
The Bank's borrowings consist primarily of advances from the FHLB of Des Moines upon the security of its capital stock of the FHLB of Des Moines and certain pledgeable loans, including but not limited to, its mortgage related loans, agency residential mortgage-backed securities and U.S. Government and other agency securities. Such advances can be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. At June 30, 2014, the Bank's FHLB advances totaled $120.4 million, representing 10.3% of total liabilities. See Note 8 of "Notes to Consolidated Financial Statements," which is included in Part II, Item 8 "Financial Statements and Supplementary Data" of this Form 10-K for further detail of the Company's borrowings.

The following table sets forth the maximum month-end balances and average balances of FHLB and FRB advances and other borrowings of the Company at the dates indicated:

	Years Ended June 30,
	2014	2013	2012
	(Dollars in Thousands)
Maximum Month-End Balance:
FHLB and FRB advances	$206,555	$209,325	$159,675
Other borrowings	296	316	302
Average Balance:
FHLB and FRB advances	$155,105	$144,035	$146,744
Other borrowings	288	304	295
The following table sets forth certain information as to the Bank's FHLB and FRB advances and other borrowings of the Company at the dates indicated:

	June 30,
	2014	2013	2012
	(Dollars in Thousands)
Overnight federal funds purchased	$10,575	$39,775	$—
Fixed-rate FHLB advances	109,793	127,100	142,100
Other borrowings	275	288	294
Total borrowings	$120,643	$167,163	$142,394
Weighted average interest rate of borrowings	2.74%	2.50%	2.97%
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
Employees
At June 30, 2014, the Bank had a total of 259 full-time employees and 26 part-time employees. The full-time employees include eight employees of the Bank's subsidiary corporations. The Bank's employees are not represented by any collective bargaining group. Management considers its relations with its employees to be good.
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
Regulation of Federal Savings Associations
As the primary federal regulator for federal savings associations as of July 21, 2011, the OCC has extensive authority over the operations of federal savings associations, including the Bank. This regulation and supervision establishes a comprehensive framework for activities in which a federal savings association can engage and is intended primarily for the protection of the DIF and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.
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

At June 30, 2014, the Bank exceeded each of its capital requirements as shown in the following table:

	Amount(1)	Percent of Applicable Assets(2)
	(Dollars in Thousands)
Generally Accepted Accounting Principles ("GAAP") Capital	$122,392	9.62%
Tier 1 (core) capital	$120,431	9.49%
Required	50,783	4.00
Excess over requirement	$69,648	5.49%
Total risk-based capital	$130,882	14.54%
Required	72,027	8.00
Excess over requirement	$58,855	6.54%
_____________________________________

(1)	The Bank's investment in its subsidiaries is included for purposes of calculating regulatory capital.

(2)	Tier I (core) capital figures are determined as a percentage of total adjusted assets; risk based capital figures are determined as a percentage of risk-weighted assets.
In July 2013, the federal banking agencies issued a final rule revising the regulatory capital rules applicable to all national banks and federal savings associations as well as their holding companies (except for certain savings and loan holding companies that are "substantially engaged" in commercial or insurance underwriting activities) generally beginning on January 1, 2015. The rule implements the Basel Committee's December 2010 framework known as "Basel III" for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. The final rule implements a revised definition of regulatory capital, a new common equity Tier 1 minimum capital requirement of 4.50%, and a higher minimum Tier 1 capital requirement of 6.00% (which is an increase from 4.00%). Under the final rule, the total capital ratio remains at 8.00% and the minimum leverage ratio (Tier 1 capital to total assets) for all banking organizations, regardless of supervisory rating, is 4.00%.
Additionally, under the final rule, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of common equity Tier 1 capital above its minimum risk-based capital requirements. The buffer is measured relative to risk-weighted assets. The final rule also enhances risk sensitivity and addresses weaknesses identified by the regulators over recent years with the measure of risk-weighted assets, including through new measures of creditworthiness to replace references to credit ratings, consistent with the requirements of the Dodd-Frank Act.
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

An undercapitalized savings association is required to file a capital restoration plan within 45 days of the date the association receives notice that it is within any of the three undercapitalized categories, and the plan must be guaranteed by its parent holding company, subject to a cap on the guarantee that is the lesser of:

•	an amount equal to 5.00% of the association's total assets at the time it became "undercapitalized;" and

•
the amount that is necessary (or would have been necessary) to bring the association into compliance with all capital standards applicable with respect to such association as of the time it fails to comply with the plan.

If a savings association fails to submit an acceptable plan, it is treated as if it were "significantly undercapitalized." Banks that are "significantly" or "critically undercapitalized" are subject to a wider range of regulatory requirements and restrictions. A savings association is generally treated as "well-capitalized" if its total risk-based capital ratio is 10.00% or greater, its Tier 1 risk-based capital ratio is 6.00% or greater, its leverage ratio is 5.00% or greater, and it is not subject to any order or directive by the OCC to meet a specific capital level.
At June 30, 2014, the Bank met the applicable regulatory criteria for being considered "well-capitalized."
The capital rules issued by the federal banking agencies in July 2013 described above maintain the general structure of the current PCA framework while incorporating the increased minimum capital requirements.
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
The FDIC collects deposit insurance assessments from insured institutions based on a rate schedule that defines a bank's assessment base as its average consolidated total assets minus its average tangible equity, and calculates the assessment that is due according to an institution's risk category. Pursuant to its authority to set risk-based assessments, the FDIC has adopted progressively lower assessment rate schedules that will take effect when the reserve ratio exceeds 1.15%, 2.00%, and 2.50%. The FDIC has authority to increase insurance assessments. A significant increase in DIF insurance premiums would have an adverse effect on the operating expenses and results of operations of the Bank.
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
Limitations on Dividends and Other Capital Distributions
Federal regulations govern the permissibility of capital distributions by a federal savings association. Pursuant to the Dodd-Frank Act, savings associations that are part of a savings and loan holding company structure must file a notice of a declaration of a dividend with the Federal Reserve. In the case of cash dividends, OCC regulations require federal savings associations that are subsidiaries of a stock savings and loan holding company to file an informational copy of that notice with the OCC at the same time it is filed with the Federal Reserve. Under certain circumstances set forth in OCC regulations and as described below, a federal savings association is required to submit an application or notice to the OCC before it may make a capital distribution.
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
During the fiscal year ended June 30, 2014, the Bank paid cash dividends to the Company totaling $4.8 million.
Charter Conversion
On July 28, 2014 the Bank filed the Bank Application with the South Dakota DOB to convert from a federally chartered savings association to a South Dakota state-chartered banking corporation. In connection with the Bank Application and as required by Federal Reserve regulations, the Company also intends to file the Company Application with the Federal Reserve to convert from a savings and loan holding company to a bank holding company. The Company expects that the DOB will be in a position to make a determination with respect to the Bank Application within approximately 90 days following the initial filing thereof, and the Bank Conversion would thereafter be consummated upon the effectiveness of certain additional filings with the DOB. The Company expects that the Federal Reserve will be in a position to make a determination with respect to the Company Application within approximately 30 to 60 days following the initial filing thereof, and the Company Conversion would then be consummated contemporaneously with the Bank Conversion.

Upon consummation of the Bank Conversion, the Bank’s primary regulator would be the DOB. As such, the Company intends for the Bank Conversion to allow the Bank, as a South Dakota-based financial institution, to work in close contact with its primary regulator, as well as other anticipated benefits of state supervision. Because the Bank intends to remain a non-member of the Federal Reserve System after giving effect to the Bank Conversion, it would also be subject to safety and soundness regulation by the FDIC.

Upon consummation of the Bank Conversion, the Bank would no longer be subject to the Qualified Thrift Lender ("QTL") test applicable to federal savings institutions. In order to be QTL test compliant, the Bank is currently required to maintain at least 65% of its portfolio assets in certain "qualified thrift investments" (primarily residential mortgages and related investments). After giving effect to the Bank Conversion, the Bank would be afforded greater flexibility with respect to its lending and other investment activities.

South Dakota banking laws and regulations differ from the HOLA and OCC regulations to which the Bank is currently subject. As a South Dakota chartered bank, the Federal Deposit Insurance Act would allow the Bank to utilize "most favored lending laws" with respect to interest rates that may be charged by the Bank for its interstate lending activities, similar to a federally chartered bank. In the event that a South Dakota banking law is found to be more restrictive than a federal law or regulation applicable to federally chartered banks operating in South Dakota, South Dakota has a so-called "wild card" or "parity" statute that provides a mechanism for South Dakota state-chartered banks to seek approval from the state banking regulator to take advantage of the authority conferred under the federal law or regulation to the same extent as available to federally chartered banks.

In addition to the above-mentioned differences in substantive regulation, the Company anticipates that the Bank Conversion would result in a reduction in expenses relating to the Bank’s regulatory examinations and the associated cost of supervision.

Upon consummation of the Company Conversion, the Company would remain subject to regulation by both the Federal Reserve and the SEC. The Company does not anticipate that the Company Conversion would result in any significant changes in the regulations to which it is subject.
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
At June 30, 2014, the Bank held 67.8% of its portfolio assets in qualified thrift investments and had more than 65% of its portfolio assets in qualified thrift investments in 12 of the 12 months during the fiscal year ended June 30, 2014, and thus qualified under the QTL test. The Bank has met the QTL test since its inception.
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
Beginning in July 2011, a new governmental entity known as the Consumer Financial Protection Bureau or "CFPB" became responsible for administering and carrying out the purposes and objectives of the "federal consumer financial laws, and to prevent evasions thereof," with respect to all financial institutions that offer financial products and services to consumers. The CFPB is also authorized to prescribe rules applicable to any covered person or service provider by identifying and prohibiting acts or practices that are "unfair, deceptive, or abusive" in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service. With its broad rulemaking and enforcement powers, the CFPB has the potential to reshape the consumer financial laws through rulemaking and enforcement of unfair, deceptive or abusive practices, which may directly impact the business operations of financial institutions offering consumer financial products or services including the Bank.
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
With respect to the Regulation Z amendments, the current regulation prohibits a creditor from making a higher-priced mortgage loan without regard to the consumer's ability to repay the loan. The final rule implements provisions of the Dodd-Frank Act which generally require creditors to make a reasonable, good faith determination of a consumer's ability to repay any consumer credit transaction secured by a dwelling (excluding an open-end credit plan, timeshare plan, reverse mortgage, or temporary loan) and establish certain protections from liability under this requirement for “qualified mortgages.” The final rule also implements a provision of the Dodd-Frank Act which limits prepayment penalties. In addition, the final rule requires creditors to retain evidence of compliance with the rule for three years after a covered loan is consummated. This final rule became effective on January 10, 2014.
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
The CFPB also issued a final rule amending Regulation Z by expanding the types of mortgage loans that are subject to the protections of the Home Ownership and Equity Protections Act of 1994 (“HOEPA”), revising and expanding the tests for coverage under HOEPA, and imposing additional restrictions on mortgages that are covered by HOEPA, including a pre-loan counseling requirement. The final rule also amends Regulation Z and Regulation X by imposing certain other requirements related to homeownership counseling, including a requirement that consumers receive information about homeownership counseling providers. This final rule became effective on January 10, 2014.
The CFPB also issued a joint final rule with the federal banking agencies to amend Regulation Z by implementing new appraisal provisions in the Truth in Lending Act that were added by the Dodd-Frank Act. The rule requires creditors to obtain a full interior appraisal by a certified or licensed appraiser for non-exempt “higher-risk mortgage loans” (“HPMLs”). HPMLs are mortgages with an annual percentage rates that exceed the average prime offer rate by a specified percentage. The rule also requires a second such appraisal at the creditor's expense for certain properties held for less than 180 days. Exemptions include qualified mortgages, reverse mortgages, bridge loans, construction loans and certain manufactured homes. In addition, the rule requires creditors to provide the consumer a copy of all written appraisals performed in connection with the HPML at least 3 days prior to closing. This final rule became effective on January 18, 2014.
The CFPB also issued a final rule amending Regulation Z to implement requirements and restrictions imposed by the Dodd-Frank Act concerning loan originator compensation; qualifications of, and registration or licensing of loan originators; compliance procedures for depository institutions; mandatory arbitration; and the financing of single-premium credit insurance. The final rule revises or provides additional commentary on Regulation Z's restrictions on loan originator compensation, including application of these restrictions to prohibitions on dual compensation and compensation based on a term of a transaction or a proxy for a term of a transaction, and to recordkeeping requirements. The final rule also establishes tests for when loan originators can be compensated through certain profits-based compensation arrangements. A provision of the final rule prohibiting mandatory arbitration clauses and waivers of certain consumer rights became effective on June 1, 2013. All other provisions of the rule became effective on January 10, 2014.
The CFPB also amended the mortgage servicing rules under both Regulation X and Regulation Z. The Regulation X final rule implements Dodd-Frank Act sections addressing servicers' obligations to correct errors asserted by mortgage loan borrowers; to provide certain information requested by such borrowers; and to provide protections to such borrowers in connection with force-placed insurance. Additionally, the final rule addresses servicers' obligations to establish reasonable policies and procedures to achieve certain delineated objectives; to provide information about mortgage loss mitigation options to delinquent borrowers; to establish policies and procedures for providing delinquent borrowers with continuity of contact with servicer personnel capable of performing certain functions; and to evaluate borrowers' applications for available loss mitigation options. Further, the final rule modifies and streamlines certain existing servicing-related provisions of Regulation X. The Regulation Z final rule implements Dodd-Frank Act sections addressing initial rate adjustment notices for adjustable-rate mortgages, periodic statements for residential mortgage loans, prompt crediting of mortgage payments, and responses to requests for payoff amounts. The final rule also amends current rules governing the scope, timing, content, and format of disclosures to consumers regarding the interest rate adjustments of their variable-rate transactions. These final rules affecting mortgage servicing activities became effective on January 10, 2014.

The CFPB also amended Regulation B to implement an amendment to the Equal Credit Opportunity Act concerning appraisals and other valuations that was enacted as part of the Dodd-Frank Act. In general, the revisions to Regulation B require creditors to provide to applicants free copies of all appraisals and other written valuations developed in connection with an application for a loan to be secured by a first lien on a dwelling, and require creditors to notify applicants in writing that copies of appraisals will be provided to them promptly. This final rule became effective on January 18, 2014.
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
Federal Reserve System
Under Federal Reserve regulations, the Bank is required to maintain noninterest-earning reserves against its transaction accounts. Federal Reserve regulations currently exempt the first $13.3 million of otherwise reservable balances from the reserve requirements. A 3% reserve is required for transaction account balances over $13.3 million and up to $89.0 million. Transaction account balances over $89.0 million are subject to a reserve requirement of approximately $2.271 million plus 10% of any amount over $89.0 million. Because required reserves must be maintained in the form of either vault cash, a noninterest bearing account at a Federal Reserve Bank, or a pass-through account as defined by the Federal Reserve, the effect of this reserve requirement is to reduce the Bank's interest-earning assets to the extent that the requirement exceeds vault cash.
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
The Bank receives dividends on its FHLB stock, subject to approval by the FHLB. For the fiscal year ended June 30, 2014, dividends paid by the FHLB of Des Moines to the Bank totaled $239,000, which constitutes a $16,000 increase compared to the amount of dividends received in fiscal 2013.
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
The Dodd-Frank Act requires the federal banking agencies to establish consolidated risk-based and leverage capital requirements for insured depository institutions, depository institution holding companies and systemically important nonbank financial companies. These requirements must be no less than those to which insured depository institutions are currently subject to. As noted above, under “-Bank Capital Requirements,” in July 2013, the Federal Reserve and other federal banking agencies issued a final rule revising regulatory capital rules applicable to all insured depository institutions and their holding companies (except for certain savings and loan holding companies that are "substantially engaged" in commercial or insurance underwriting activities). As a result, no later than January 1, 2015, savings and loan holding companies will become subject to consolidated capital requirements which we have not been subject to previously, which are: (i) a minimum common equity Tier 1 capital ratio of 4.50%; (ii) a minimum Tier 1 capital ratio of 6.00%; (iii) a minimum total capital ratio of 8.00%; and (iv) a minimum leverage ratio (Tier 1 capital to total assets) of 4.00%.

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
To the extent net income appropriated to a savings association's bad debt reserves for "qualifying real property loans" and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the association's supplemental reserves for losses on loans ("Excess"), such Excess may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). At June 30, 2014, the Bank's Excess for tax purposes totaled approximately $4.8 million. The Bank does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserves.
South Dakota Taxation.    The Bank is subject to the South Dakota franchise tax to the extent that it is engaged in business in the state of South Dakota. South Dakota does not have a corporate income tax. The franchise tax will be imposed at a rate of 6% on franchise taxable income which is computed in the same manner as federal taxable income with some minor variations to comply with South Dakota law, other than the carryover of net operating losses which is not permitted under South Dakota law. A South Dakota return of franchise tax must be filed annually.
Minnesota Taxation.    The Bank is subject to the Minnesota corporate income tax to the extent that it is engaged in business in the state of Minnesota. The corporate income tax is imposed at a rate of 9.8% on corporate taxable income, which is computed in the same manner as federal taxable income with some minor variations to comply with Minnesota law. A Minnesota return of corporate income tax must be filed annually.
North Dakota Taxation.    The Bank is subject to the North Dakota corporate income tax to the extent that it is engaged in business in the state of North Dakota. The corporate income tax is imposed at a maximum marginal rate of 5.2% on corporate taxable income, which is computed in the same manner as federal taxable income with some minor variations to comply with North Dakota law. A North Dakota return of corporate income tax must be filed annually.
Delaware Taxation.    As a Delaware holding company, the Company is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual fee to the State of Delaware. The Company is also subject to an annual franchise tax imposed by the State of Delaware, which is made in quarterly payments.
Taxation in Other States.    Mid America Capital is required to file state income tax returns in those states which lessees have operations. The total taxes paid in the year ended June 30, 2014 were not material to the operation of the Company.
Executive Officers
The following table lists the executive officers of the Company and the Bank at September 5, 2014:

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

Business Experience of each Executive Officer
        STEPHEN M. BIANCHI, age 50, has served as the Chief Executive Officer of the Company and the Bank since October 2011, and as President of the Twin Cities market for the Bank since April 2010.  Prior to joining the Bank, he worked at Associated Bank from 2006 to 2010, where he held positions including Senior Vice President, Minnesota Regional President and Minnesota Regional Commercial Banking Manager.  Before that, he was Twin Cities Business Banking Manager for Wells Fargo Bank, where he held several other banking and management positions nearly 14 years. Mr. Bianchi received his B.S. degree in Finance and M.B.A. from Providence College. Mr. Bianchi is also a graduate of the Pacific Coast Banking School, University of Washington, Bellevue, WA.
        BRENT R. OLTHOFF, age 43, has served as Senior Vice President, Chief Financial Officer and Treasurer of the Company since November 2010. Prior to such time, he served as Senior Vice President, Chief Financial Officer and Treasurer of the Bank since April 2007. Mr. Olthoff first joined the Bank in July 2001, and was promoted to Vice President/Finance in

July 2004. From February 2006 to April 2007, Mr. Olthoff was employed by FTN Financial, a capital markets firm in Memphis, Tennessee, where he was Vice President/Asset Strategies. Mr. Olthoff received his B.B.A degree in Finance from Iowa State University.
        JON M. GADBERRY, age 52, has served as Senior Vice President/Wealth Management of the Bank since December 2007. Prior to joining the Bank, Mr. Gadberry was employed by Bank of the West as Vice President/Trust Manager from April 2003 to December 2007. Mr. Gadberry received his B.S. in Business Administration from Concordia College in Moorhead, Minnesota.
        KEVIN G. SANCHEZ, age 51, has served as Senior Vice President/Human Resources of the Bank since January 2013. Prior to that time, he served as a Vice President/Human Resource Manager from January 2008 and Vice President/Market Manager of the Bank since November 2000. Prior to joining the Bank, he was employed with First Citizens Bank, Billings, MT as a Vice President Retail Manager from 1996-2000 and also had an extensive career with First Bank System from 1980-1996 in Montana, Nebraska, and Iowa. Mr. Sanchez attended Eastern Montana College with a focus in Business Administration.
MICHAEL WESTBERG, age 47, has served as the Senior Vice President/Chief Credit Officer of the Bank since January 2011.  Prior to that time, he served as Senior Vice President/Corporate Strategy of the Bank from May 2008 and Senior Vice President/Personal Banking of the Bank between July 2006 and May 2008. Mr. Westberg joined the Bank in February 1996 as a branch manager. Mr. Westberg received his B.A in Management from The University of Sioux Falls, Sioux Falls, SD. Mr. Westberg also graduated with High Honors from ABA's National Graduate School of Banking, Fairfield University, Fairfield, CT.
        WENDY A. WILLS, age 42, has served as Senior Vice President/Corporate Strategy of the Bank since January 2013. Prior to that time, she served as Vice President/Corporate Strategy of the Bank since January 2011 and Vice President/Marketing since May 2010. Ms. Wills first joined the Bank in 1997 holding various positions in marketing and was promoted to Vice President/Marketing in 2007. From 2007 to 2010, she worked for HenkinSchultz Communication Arts as a Senior Account Executive. Ms. Wills received her B.A. degree in Studio Art and Communications from Concordia College in Moorhead, Minnesota.
BRUCE E. HANSON, CPA, age 51, has served as Vice President, Controller of the Bank since October 2008. Prior to joining the Bank, he was employed as Vice President, Controller at South Dakota State Medical Holding Co., dba Dakotacare, from 1996 to September 2008. Mr. Hanson received his B.A. degree in Accounting from the University of South Dakota.
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
Although the domestic economy continued its modest recovery, there can be no assurance that the economy will not enter into another recession, whether in the near or long term. Furthermore, real estate values and the demand for commercial real estate loans have not fully recovered, and reduced availability of commercial credit and continuing unemployment have negatively impacted the credit performance of commercial and consumer credit. Additional market developments such as a worsening of economic conditions in Europe would likely exacerbate the lingering effects of the difficult market conditions experienced by us and others in the financial services industry and could further slow, stall or reverse the slow recovery in the U.S.
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
Our financial success is dependent on the prevailing economic, political and business conditions as well as the population growth in South Dakota, Minnesota and North Dakota.
Our success and growth is dependent on the income levels, deposits and population growth in our primary market area, which are communities located in eastern and central South Dakota, including the Sioux Falls metropolitan statistical area ("MSA") and the cities of Pierre, Mitchell, Aberdeen, Brookings, Watertown and Yankton, Minneapolis, Minnesota and Fargo, North Dakota. If the communities in which we operate do not grow or if prevailing economic conditions locally are unfavorable, our business will be negatively affected.
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
We operate in the highly competitive markets of South Dakota, Minnesota and North Dakota. Our future growth and success will depend on our ability to compete effectively in these markets. Through the Bank, we compete for loans, deposits and other financial services in geographic markets with other local, regional and national commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds and other mutual funds, as well as super-regional, national and international financial institutions. Many of our competitors offer products and services different from us, and have substantially greater resources, name recognition and market presence than we do, which benefits them in attracting business. Larger competitors may be able to price loans and deposits more aggressively than we can and have broader customer and geographic bases to draw upon.
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
We operate in a highly regulated industry and are subject to examination, supervision and comprehensive regulation by various regulatory agencies, currently including the OCC, Federal Reserve and the FDIC. In addition, as announced on July 28, 2014, the Bank has filed an application with the South Dakota DOB to convert its charter from a federal savings association to a South Dakota banking corporation. If the application is approved, the Company would become subject to regulation by the DOB.
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
The Bank currently has a $15.0 million unsecured line of federal funds with First Tennessee Bank, NA, which did not have an outstanding balance at June 30, 2014 and 2013. The line was advanced upon during the past 12 months for contingent funding testing purposes.
The Bank currently has a $20.0 million unsecured line of federal funds with Zions Bank, which did not have an outstanding balance at June 30, 2014 and 2013. The line was advanced upon during the past 12 months for contingent funding testing purposes.
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
Agricultural loans comprised 24.0% of our total loan and lease portfolio at June 30, 2014. A number of these loans have relatively large balances. Payments on agricultural loans are dependent on the profitable operation or management of the farm property securing the loans. The deterioration of one or a few of these loans may cause a significant increase in nonperforming loans. Our agricultural loans may involve a greater degree of risk than other loans, and the ability of the borrower to repay may be affected by many factors outside of the borrower's control, including adverse weather conditions that prevent the planting of a crop or limit crop yields (such as hail, drought and floods), loss of livestock due to disease or other factors, declines in market prices for agricultural products and the impact of government regulations (including changes in price supports, subsidies and environmental regulations). In addition, many farms are dependent on a limited number of key individuals whose injury or death may significantly affect the successful operation of the farm. If the cash flow from a farming operation is diminished, the borrower's ability to repay the loan may be impaired. The primary crops in our market areas are corn and soybeans.

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
The South Dakota economy, in general, is heavily dependent on agriculture and therefore the overall South Dakota economy, and particularly the economies of the rural communities that we serve, can be greatly affected by severe weather conditions, including droughts, storms, tornadoes and flooding. Unfavorable weather conditions may decrease agricultural productivity or could result in damage to our branch locations or the property of our customers, all of which could adversely affect the local economy. An adverse effect on the economy of South Dakota would negatively affect our profitability.
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
We have supported our continued growth through the issuance of trust preferred securities from special purpose trusts and accompanying sales of junior subordinated debentures to these trusts. The accompanying junior subordinated debentures have an aggregate liquidation amount totaling $24.8 million at June 30, 2014. Payments of the principal and interest on the trust preferred securities of these trusts are conditionally guaranteed by us. Further, the accompanying junior subordinated debentures that we issued to the trusts are senior to our shares of common stock. As a result, we must make payments on the junior subordinated debentures before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the junior subordinated debentures must be satisfied before any distributions can be made on our common stock.
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

Item 1B.    Unresolved Staff Comments
None.

Item 2.    Properties
The Company and its direct and indirect subsidiaries conduct their business at the main office located at 225 South Main Avenue, Sioux Falls, South Dakota, 57104. At June 30, 2014, the Bank has a total of 27 banking centers and one loan production office in its market area and Internet access located at www.homefederal.com and www.infiniabank.com. Of such 28 total banking and office centers, the Bank owns 14, including the main office, and leases 14 others. For a description of the Bank's market area, see Item 1, "Business—Market Area" of this Form 10-K.
The total net book value of the Company's premises and equipment (including land, buildings, leasehold improvements, furniture, fixtures, equipment and automobile) at June 30, 2014 was $13.8 million. Management believes there is a continuing need to keep facilities and equipment up-to-date and continued investment will be necessary in the future.

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
The following table sets forth the range of high and low sale prices for the Company's common stock for each quarter of the two most recent fiscal years ended June 30, 2014 and 2013. Quotations for such periods are as reported by the NASDAQ Global Market.

FISCAL 2014	HIGH	LOW
1st Quarter	$13.90	$12.13
2nd Quarter	$13.34	$12.14
3rd Quarter	$13.74	$12.80
4th Quarter	$14.25	$13.40

FISCAL 2013	HIGH	LOW
1st Quarter	$13.25	$11.00
2nd Quarter	$13.15	$11.85
3rd Quarter	$14.00	$12.76
4th Quarter	$14.55	$12.56

At September 5, 2014, the Company had 402 holders of record of its common stock.
The transfer agent for the Company's common stock is Computershare, P.O. Box 358015, Pittsburgh, PA 15252.
Dividends
The Company paid cash dividends on a quarterly basis of $0.1125, $0.1125, $0.1125 and $0.1125 per share throughout fiscal 2014. The Company paid cash dividends on a quarterly basis of $0.1125, $0.1125, $0.1125 and $0.1125 per share in fiscal 2013. On July 28, 2014, the Board of Directors announced the approval of a cash dividend of $0.1125 per share and the Company paid the respective cash dividends on August 15, 2014 to stockholders of record on August 8, 2014.
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
In addition, the Company has a line of credit for $4.0 million with United Bankers' Bank with no outstanding balance at June 30, 2014. The line of credit matures on October 1, 2014. In case of default on the line of credit, the Company's ability to pay cash dividends may be restricted.
Stockholder Return Performance
The following line graph compares the cumulative total stockholder return on the Company's common stock to the comparable cumulative total return of the NASDAQ Market Index and the NASDAQ Bank Index for the last five years.
The performance graph assumes that on July 1, 2009, $100 was invested in the Company's common stock (at the closing price of the previous trading day) and in each of the indexes. The comparison assumes the reinvestment of all dividends. Cumulative total stockholder returns for the Company's common stock, the NASDAQ Market Index and the NASDAQ Bank Index are based on the Company's fiscal year ending June 30, 2014. The performance graph represents past performance and should not be considered to be an indication of future performance.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL STOCKHOLDER RETURN
AMONG HF FINANCIAL CORP., NASDAQ MARKET INDEX AND NASDAQ BANK INDEX
ASSUMES $100 INVESTED ON JULY 01, 2009 AND DIVIDENDS REINVESTED
Equity Compensation Plan Information
The following table sets forth certain information about the common stock that may be issued upon exercise of options, warrants and rights under all of the Company's existing equity compensation plans at June 30, 2014, including the 2002 Stock Option and Incentive Plan, the 1996 Director Restricted Stock Plan, and the 1991 Stock Option and Incentive Plan (collectively, the "Incentive Plans"). The 1996 Director Restricted Stock Plan expired on January 1, 2007, the 1991 Stock Option and Incentive Plan expired on October 27, 2002, and the 2002 Stock Option and Incentive Plan expired on September 20, 2012. Although the column below entitled "Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights" includes common stock to be issued upon unexpired options issued under the Incentive Plans, no common stock remains available for future awards under the Incentive Plans.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in the First Column)
Equity plan compensation plans approved by stockholders	30,288	$12.41	—
Equity plan compensation plans not approved by stockholders	N/A	N/A	N/A
Total	30,288	$12.41	—
Sales of Unregistered Stock
None.
Issuer Purchases of Equity Securities
None.

Item 6.    Selected Financial Data
The following table sets forth selected consolidated financial statement and operations data with respect to the Company for the periods indicated. This information should be read in conjunction with the Financial Statements and related notes appearing in Part II, Item 8 "Financial Statements and Supplementary Data" of this Form 10-K and with Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K. The Company's selected financial statement and operations data for each of the fiscal years 2010 through 2014 have been derived from audited consolidated financial statements, which have been audited by Eide Bailly, LLP, the Company's independent public accountants.

	At June 30,
	2014	2013	2012	2011	2010
	(Dollars in Thousands)
Selected Statement of Financial Condition Data:
Total assets	$1,274,729	$1,217,512	$1,192,591	$1,193,513	$1,254,972
Investment securities	368,385	424,481	373,246	234,860	264,442
Correspondent bank stock	6,367	8,936	7,843	8,065	10,334
Loans and leases receivable, net	801,444	685,028	673,138	811,178	862,704
Loans held for sale	6,173	9,169	16,207	11,991	25,287
Deposits	999,174	898,761	893,859	893,157	914,264
Advances from FHLB and other borrowings	120,643	167,163	142,394	147,395	190,719
Subordinated debentures payable to trusts	24,837	24,837	27,837	27,837	27,837
Stockholders' equity	101,652	97,271	96,816	94,446	94,435

	Years Ended June 30,
	2014	2013	2012	2011	2010
	(Dollars in Thousands)
Selected Statement of Income Data:
Interest and dividend income	$40,144	$38,991	$47,211	$54,411	$57,354
Interest expense	9,087	10,607	13,563	17,077	20,681
Net interest income	31,057	28,384	33,648	37,334	36,673
Provision for losses on loans and leases	607	271	1,770	8,616	2,950
Net interest income after provision for losses on loans and leases	30,450	28,113	31,878	28,718	33,723
Loan servicing income, net	2,473	476	603	1,576	2,042
Gain on sale of loans	2,117	4,613	2,664	2,845	1,841
Gain (loss) on sale of securities, net	653	2,110	1,490	(3,602)	1,853
Loss on disposal of closed-branch fixed assets	—	(22)	(473)	—	—
Net impairment losses recognized in earnings	—	—	—	(549)	(2,683)
Goodwill impairment losses recognized in earnings	—	—	—	—	(585)
Other noninterest income	9,768	7,946	8,611	8,604	7,961
Noninterest expense	(35,992)	(34,332)	(37,115)	(37,144)	(35,451)
Income before income taxes	9,469	8,904	7,658	448	8,701
Income tax expense (benefit)	2,867	3,034	2,493	(231)	2,956
Net income	$6,602	$5,870	$5,165	$679	$5,745

	Years Ended June 30,
	2014	2013	2012	2011	2010
Basic earnings per common share: Net income	$0.94	$0.83	$0.74	$0.10	$1.00
Diluted earnings per common share: Net income	0.94	0.83	0.74	0.10	1.00
Dividends declared per share	0.45	0.45	0.45	0.45	0.45
Dividend payout ratio(1)	47.87%	54.22%	60.80%	450.00%	45.00%
Interest rate spread (average during period)	2.47	2.40	2.81	3.05	3.04
Net interest margin(2)	2.64	2.58	3.03	3.27	3.29
Net interest margin, TE(3)	2.70	2.63	3.07	3.31	3.34
Average interest-earning assets to average interest-bearing liabilities	1.22	1.20	1.18	1.15	1.14
Equity to total assets (end of period)	7.97	7.99	8.12	7.93	7.54
Equity-to-assets ratio (ratio of average equity to average total assets)	7.84	8.35	7.98	7.72	7.07
Nonperforming assets to total assets (end of period)	1.37	1.90	1.49	3.12	0.73
Allowance for loan and lease losses to nonperforming loans and leases (end of period)	60.68	47.49	65.29	39.23	116.31
Allowance for loan and lease losses to total loans and leases (end of period)	1.29	1.54	1.55	1.73	1.10
Nonperforming loans and leases to total loans and leases (end of period)(4)	2.13	3.25	2.37	4.42	0.94
Noninterest expense to average total assets	2.88	2.91	3.10	3.03	3.02
Net interest income after provision for losses for loans and leases to noninterest expense (end of period)	84.60	81.89	85.89	77.32	93.58
Return on assets (ratio of net income to average total assets)	0.53	0.50	0.43	0.06	0.48
Return on equity (ratio of net income to average equity)	6.74	5.96	5.41	0.72	6.82
Operating efficiency ratio(5)	76.00	76.00	75.99	77.39	72.83
Efficiency ratio(6)	78.13	78.91	79.74	80.38	75.57
Number of full-service offices	27	27	28	34	33
_____________________________________

(1)	Dividends declared per share divided by net income per share.

(2)	Net interest income divided by average interest-earning assets.

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

(6)	Total noninterest expense divided by the sum of net interest income plus total noninterest income.
The non-GAAP disclosure reconciliation of the operating efficiency ratio is as follows:

	Years Ended June 30,
	2014	2013	2012	2011	2010
	(Dollars in Thousands)
Noninterest expense (line a)	$35,992	$34,332	$37,115	$37,144	$36,036
Total revenue (net interest income and other noninterest income)	46,068	43,507	46,543	46,208	47,687
Net interest expense on Trust Preferred Debt Securities included in net interest income	1,292	1,642	1,828	1,785	1,791
Loss on disposal of closed-branch fixed assets	—	22	473	—	—
Total revenue, excluding net interest income effect of Trust Preferred Debt Securities and loss on disposal of closed-branch fixed assets, net (line b)	$47,360	$45,171	$48,844	$47,993	$49,478
Operating efficiency ratio (line a / line b)	76.00%	76.00%	75.99%	77.39%	72.83%

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
This section should be read in conjunction with the following parts of this Form 10-K: Forward-Looking Statements, Part II, Item 8 "Financial Statements and Supplementary Data," Part II, Item 7A "Quantitative and Qualitative Disclosures About Market Risk," and Part I, Item 1 "Business."
Executive Summary
The Company's net income for fiscal 2014 was $6.6 million, or $0.94 in diluted earnings per common share, compared to $5.9 million, or $0.83 in diluted earnings per common share, for fiscal 2013. The resulting return on average equity (i.e., net income divided by average equity) was 6.74% and 5.96%, respectively, and the return on average assets (i.e., net income divided by average assets) was 0.53% and 0.50%, respectively. As discussed in more detail below, the increase in earnings was due primarily to an increase in net interest income of $2.7 million, which was partially offset by an increase in noninterest expense of $1.7 million and an increase in the provision for losses on loans and leases of $336,000.
During fiscal 2014 loan balances increased by $116.2 million due primarily to a commercial real estate increase of $103.5 million, or 34.4% when compared to June 30, 2013. Agricultural, commercial and residential segments contributed $17.5 million, $6.1 million, and $2.6 million, respectively, to the loan growth during the year. Consumer loans partially offset the increase with a net decrease of $13.6 million since June 30, 2013, to $128.7 million at June 30, 2014, which is reflective of continued consumer refinance activity in consumer home equity loans. The portfolio segments of commercial real estate and agricultural are the largest segments of the loan portfolio and comprise 49.8% and 24.0%, respectively, as compared to 43.3% and 25.5% at June 30, 2013. The increased activity during fiscal 2014 reinforces our belief that the overall local economy has shown continued signs of recovery and that local businesses are stabilized and looking for additional opportunities. The agricultural loans include a diverse range of agricultural enterprises, including grain production, dairy and livestock operations. The credit risk related to agricultural loans is largely influenced by general economic conditions and the resulting impact on a borrower's operations or on the value of underlying collateral, if any. Credit risk is managed by employing sound underwriting guidelines, lending primarily to borrowers in local markets, periodically evaluating the underlying collateral, and formally reviewing each borrower's financial soundness and relationship on an ongoing basis.
During fiscal 2014, the Company continued to benefit from proactive management of problem assets. The provision for loan and lease losses increased by $336,000 when compared to fiscal 2013. The increase in the provision is due to a combination of factors including a 16.7% increase in the loan balances and a $2.0 million decrease in specific valuation allowances recorded on impaired loans. In addition, net charge-offs totaled $848,000 for fiscal 2014 compared to $94,000 in fiscal 2013. Total past due loans 30 days or greater were $2.3 million at June 30, 2014, compared to $2.6 million one year earlier. While a majority of problem asset stress in recent years related to the agricultural portfolio, and in particular dairy operations, signs of stabilization continued and commodity prices remained favorable for most agricultural production during recent years.
The provision for loan losses is the charge to net income that management determines to be necessary to maintain the allowance for loan and lease losses at a sufficient level reflecting management's estimate of probable incurred losses in the loan portfolio. Management performs periodic and systematic detailed reviews of the loan portfolio to identify trends and to assess the overall collectability of the loan portfolio. The allowance for loan and lease losses remained relatively stable during fiscal 2014 and totaled $10.5 million at June 30, 2014. The ratio of allowance for loan and lease losses to total loans and leases was 1.29% at June 30, 2014, compared to 1.54% at June 30, 2013. The specific valuation allowance of $483,000 is comprised primarily of $385,000 allowance attributed to consumer loans, while the remainder of the allowance for loan and lease losses is the general valuation allowance. The general valuation allowance is evaluated based primarily upon loan balances and a review of historical loss and environmental factors within the segments. During fiscal 2014, the general valuation allowance increased by $1.7 million, compared to June 30, 2013. At June 30, 2014, classified assets declined to $30.2 million as compared to $40.2 million at June 30, 2013. Total nonperforming assets at June 30, 2014 were $17.5 million as compared to $23.2 million at June 30, 2013. The ratio of nonperforming assets to total assets was 1.37% for June 30, 2014, compared to 1.90% at June 30, 2013.
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
 Total deposits at June 30, 2014, were $999.2 million, an increase of $100.4 million, or 11.2%, from June 30, 2013. Due to the continued low interest rate environment, the Company experienced a preference by customers of non-maturity deposits. Savings, checking and money market accounts increased $44.7 million, $30.5 million, and $25.7 million, respectively, from the prior year end. The Company experienced an increase in public funds of $86.2 million, which is included in the various types of deposits account balances. Interest expense on deposits was $3.9 million for fiscal 2014, a decrease of $826,000, or 17.3%, due to reduced rates paid during fiscal 2014 as compared to fiscal 2013.
Management's objectives are to provide capital sufficient to cover the risks inherent in the Company's businesses, to maintain excess capital to well-capitalized standards, and to assure ready access to the capital markets. The total risk-based capital ratio was 14.54% at June 30, 2014, compared to 15.83% at June 30, 2013. This decrease was driven primarily by loan growth, which increased the risk-weighted assets, which serves as the denominator. Tier I capital decreased seven basis points to 9.49% at June 30, 2014 when compared to 9.56% at June 30, 2013. These capital ratios continued to allow the Bank to meet the regulatory criteria to be considered a "well-capitalized" institution at June 30, 2014. The Company historically has been able to manage the size of its assets through secondary market loan sales of single-family mortgages. The Company continued to return capital to investors through a quarterly dividend, or $0.45 per diluted common share on an annual basis.
The current interest rate environment has been directly affected by the intervention of the Federal Reserve as it assisted in the economic recovery. The target federal funds rate remained at 25 basis points during fiscal 2014. The impact of this historically low interest rate environment on the Company has been mixed. While the low interest rates negatively affected yields of loans and the securities portfolio, the impact to our cost of funds was favorable.
Net interest income for fiscal 2014 was $31.1 million, an increase of $2.7 million, or 9.4%, compared to fiscal 2013.  The net interest margin was 2.64%, compared to 2.58% for the prior year, an increase of six basis points. On a fully taxable equivalent basis, the net interest margin for fiscal 2014 was 2.70%, compared to 2.63% in fiscal 2013. Net interest margin, TE is a non-GAAP financial measure. See "Analysis of Net Interest Income" for a calculation of this non-GAAP financial measure and for further discussion as to the reasons we believe this non-GAAP financial measure is useful. The yield on earning assets decreased from 3.55% to 3.41%, a 14 basis point change. For the same period, the cost of funds rate on interest-bearing liabilities decreased from 1.15% in fiscal 2013 to 0.94% in fiscal 2014, a change of 21 basis points. Increases in average balances from fiscal 2013 to fiscal 2014 for average interest-earning assets and interest-bearing liabilities were 7.0% and 4.7%, respectively. The average yield on interest-earning assets decreased primarily due to the repricing of adjustable rate loans, refinancing activity and competitive pricing pressures in a low interest rate environment.  In addition, this economic environment impacts the yields on investment securities and other short-term investments and prepayment speeds of mortgage-backed securities purchased at a premium.

Variability of the net interest margin ratio may be affected by many factors, including Federal Reserve policies for short-term interest rates, competitive and global economic conditions and customer preferences for various products and services. At June 30, 2014, management believes that it has positioned the institution for a neutral to slightly asset sensitive interest rate risk profile, whereas an asset sensitive institution will generally realize an increase in income if interest rates rise due to the fact that more assets will be reinvested at higher market rates than liabilities. However, within a 12 to 24 month time horizon, there may be a slight lag effect where liabilities may initially reprice faster than assets for a portion of the time period.
Noninterest income was $15.0 million for fiscal 2014, compared to $15.1 million for the prior fiscal year, a decrease of $112,000, or 0.7%. This decrease was impacted by decreases in gain on sale of loans and securities and offset by an increase in net loan servicing income, commission and insurance income, and other noninterest income. The gain on sale of loans decreased by $2.5 million compared to fiscal 2013, which was a record year for sales volume of originated single-family loans. In fiscal 2014, the rise in longer-term rates tempered the volume of originations and reduced refinancing activities as well. Investment security gains totaled $653,000 for fiscal 2014, which is a decrease of $1.5 million compared to the prior fiscal year. The decrease in security gains were offset by an increase in other noninterest income of $1.4 million, which in the prior year included the loss on terminations of deposit interest rate swap contracts of $1.5 million. Commission and insurance income increased by $560,000 to $1.4 million due primarily to an increased book of business within the investment services line of business, which was acquired in the fourth quarter of fiscal 2013 and has since expanded.
Net loan servicing income increased $2.0 million to $2.5 million for fiscal 2014 due to the recapture of previously expensed valuation allowances on the mortgage servicing rights portfolio, and reduced amortization expenses which were affected by reduced prepayment speeds in the current fiscal year. The recapture of valuation allowances and the decrease in amortization expense resulted in a net benefit of $1.6 million and $665,000, respectively, when compared to the prior fiscal year. These were only slightly offset by the decrease in service fee income of $278,000. The valuation of mortgage servicing rights ("MSRs"), as well as the periodic amortization of MSRs, is significantly influenced by the level of market interest rates and loan prepayments. If interest rates decrease and/or prepayment expectations increase, the Company could potentially record charges to earnings related to increases in the valuation allowance on its MSRs, as well as record increased levels of MSR amortization expense. Alternatively, if market interest rates for one- to four-family loans increase and/or actual or expected loan prepayment expectations decrease in future periods, the Company would record reduced levels of MSR amortization expense.
Noninterest expense for fiscal 2014 was $36.0 million, an increase of $1.7 million, or 4.8% as compared to fiscal 2013. Compensation and employee benefits and marketing and community investments increased by $1.4 million and $165,000, respectively.
Compensation and employee benefits increased by 6.9% for fiscal 2014 as compared to fiscal 2013. The increase was primarily due to decreased compensation deferrals related to loan costs under ASC 310-20 along with increases in variable pay and pension plan expenses. The increase in expense related to the deferrals was $633,000 for fiscal 2014 as compared to the prior fiscal year. Variable and incentive pay increased by $334,000 to $2.1 million for fiscal 2014 due primarily to variable pay increases related to commissions and insurance income of $353,000 and employee incentive pay increases of $299,000 related to performance standard accruals. Variable and incentive pay increases were partially offset by decreases in mortgage commissions and stock-based compensation amortization expense of $155,000 and $128,000, respectively. Management continues to assess staff efficiency and reported full-time equivalent ("FTE") employees of 280 at June 30, 2014, compared to 306 at June 30, 2013. This decrease is primarily due to a general reduction in staffing and partially offset by the hiring of sales staff for mortgage origination and agricultural and business lending efforts.
Marketing and community investment increased $165,000 to $1.3 million for the fiscal year ended June 30, 2014, due to an increase in expenses related to a customer reward program for debit card usage and partially offset by a reduction in advertising costs. In the third quarter of the prior fiscal year, the customer reward program had matured and the modification of the program led to expiration for a significant amount of outstanding points and an expense recovery accrual adjustment was recorded. Thereafter, the program was modified and points started accruing using updated guidelines. Advertising costs decreased by $101,000 when comparing the year-over-year expense due to the Company's efforts to maximize efficiencies.
The ability to successfully manage expenses is important to our long-term prosperity. During fiscal 2012, the Company executed on a strategic initiative to improve efficiency and completed six branch closures within the South Dakota market area as it merged branches into other nearby branches, without any noticeable impact to customer retention. During fiscal 2013, one additional branch closure was completed in the fourth fiscal quarter. No branch closures occurred in fiscal 2014.
The Company focuses on balancing operating costs with operating revenue levels in order to provide better efficiency ratios over time and continues to review its operations for ways to reduce its cost structure while continuing to support long-term revenue enhancements. The operating efficiency ratio for fiscal 2014 was 76.00%, compared to 76.00% for the prior fiscal year. The operating efficiency ratio excludes both the impact of net interest expense on the variable priced trust preferred securities and losses due to non-operating activities. The operating efficiency ratio is a non-GAAP financial measure. See Item 6, "Selected Financial Data—Non-GAAP Reconciliation of the Operating Efficiency Ratio" of this Form 10-K for further analysis. The Company had issued trust preferred securities primarily to provide funding for stock repurchases and to repay other borrowings. Net interest expense on the average balance totaling $24.8 million of trust preferred securities outstanding was $1.3 million for fiscal 2014, a $352,000 decrease from the prior fiscal year. The average rate paid for fiscal 2014 and fiscal 2013 was 5.29% and 6.03%, respectively. The total efficiency ratio (i.e., noninterest expense divided by total revenue) was 78.13% for the year ended June 30, 2014, compared to 78.91% for the prior year, a decrease of 78 basis points. Primary changes which affected the efficiency ratio from the prior year were the increase in revenue due to the increase of $2.7 million in net interest income and an increase in compensation and employee benefits of $1.4 million. As a result, the overall total revenues increased by $2.6 million, while noninterest expenses increased by $1.7 million. Management believes that improvement to the operating efficiency ratio can be accomplished through steady growth of the balance sheet and the containment of incremental operating expenses.
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
The Basel III Capital Rules are effective for the Company and the Bank on January 1, 2015 (subject to a phase-in period). Management believes that, as of June 30, 2014, the Company and the Bank would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis if such requirements were currently effective.
The Basel III Capital Rules also permit certain banking organizations to retain, through a one-time election, the existing treatment for accumulated other comprehensive income, which currently does not affect regulatory capital. Management adopted the one-time election to retain existing treatment for accumulated other comprehensive income at the appropriate reporting period. For additional information on the laws and regulations governing the activities of the Company and Bank, including the Basel III Capital Rules, see “Item 1: Business—Regulation”.
Recent events in the financial markets continue to produce uncertainties for management about future operating results and the future financial condition of the Company. The interdependencies of the national economy and financial markets do affect the macroeconomics reviewed by management and may produce outcomes in the future that have not impacted the Company previously.
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

Financial Condition Data
At June 30, 2014, the Company had total assets of $1.27 billion, an increase of $57.2 million from the level at June 30, 2013. Total loans and leases receivable, net increased by $116.4 million, while investment securities decreased by $56.1 million. Total liabilities increased by $52.8 million primarily due to an increase in deposits of $100.4 million and partially offset by a decrease in advances from FHLB and other borrowings of $46.5 million. Stockholders' equity increased by $4.4 million since June 30, 2013, primarily due to an increase in retained earnings of $3.4 million and a decrease in accumulated other comprehensive loss of $831,000.
The increase in loans and leases receivable, net, which excludes loans in process and deferred fees, was $116.4 million due to the increase in loan balances of $116.2 million and the decrease in the allowance for loan and lease losses of $241,000. Commercial real estate and agricultural loans increased by $103.5 million and $17.5 million, respectively, while consumer loans decreased by $11.0 million.
The investment securities, which includes available for sale and held to maturity securities, decreased by $56.1 million due primarily to reductions from principal payments, maturities and the sale of investment securities in excess of investment securities purchased. Repayments of principal balances and maturities of investments securities totaled $101.7 million and the proceeds on the sale of investment securities were $78.3 million, which resulted in a net gain of $653,000 during fiscal 2014. These reductions in the balance were partially offset by the purchase of investment securities of $127.7 million. When comparing the June 30, 2014 balance to the prior fiscal year-end, investment securities available for sale decreased by $75.6 million, while investment securities held to maturity increased by $19.5 million.
Loans held for sale decreased $3.0 million, primarily due to residential mortgage loan originations being tempered by the recent rise in long-term interest rates which have begun to slow refinancing activity. The timing of mortgage financing activity sold to secondary market investors also impacts the remaining amount of loans held for sale which are recorded at the balance sheet date.
See the Consolidated Statement of Cash Flows for a detailed analysis of the change in cash and cash equivalents.
Deposits increased $100.4 million, to $999.2 million at June 30, 2014, due primarily to the increase in public fund balances of $86.2 million and complemented by the increase in core deposit accounts of $11.2 million, which are exclusive of public funds and out-of-market certificates of deposits. Advances from the FHLB and other borrowings decreased $46.5 million, to $120.6 million at June 30, 2014 as compared to June 30, 2013, due to decreased funding needs as deposit growth occurred.
Stockholders' equity increased $4.4 million at June 30, 2014 when compared to June 30, 2013. The increase in retained earnings of $3.4 million was derived from net income of $6.6 million reduced by the payment of cash dividends of $3.2 million. The net decrease in accumulated other comprehensive loss of $831,000, due to the improvement of unrealized losses, also increased stockholders' equity.
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

	Years Ended June 30,
	2014			2013			2012
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans and leases receivable(1)(3)	$755,222	$34,541	4.57%	$696,075	$33,923	4.87%	$772,344	$42,283	5.47%
Investment securities(2)(3)	413,526	5,376	1.30	395,082	4,844	1.23	329,387	4,671	1.42
Correspondent bank stock	7,798	227	2.91	7,943	224	2.82	8,101	257	3.17
Total interest-earning assets	1,176,546	$40,144	3.41%	1,099,100	$38,991	3.55%	1,109,832	$47,211	4.25%
Noninterest-earning assets	73,054			79,967			86,266
Total assets	$1,249,600			$1,179,067			$1,196,098
Interest-bearing liabilities:
Deposits:
Checking and money market	$370,984	$954	0.26%	$360,833	$1,118	0.31%	$335,455	$1,999	0.60%
Savings	148,944	353	0.24	115,331	282	0.24	120,285	346	0.29
Certificates of deposit	262,431	2,629	1.00	271,132	3,362	1.24	313,174	4,883	1.56
Total interest-bearing deposits	782,359	3,936	0.50	747,296	4,762	0.64	768,914	7,228	0.94
FHLB advances and other borrowings	155,392	3,837	2.47	144,339	4,179	2.90	147,038	4,474	3.04
Subordinated debentures payable to trusts	24,837	1,314	5.29	27,606	1,666	6.03	27,837	1,861	6.69
Total interest-bearing liabilities	962,588	9,087	0.94	919,241	10,607	1.15	943,789	13,563	1.44
Noninterest-bearing deposits	158,616			130,291			122,759
Other liabilities	30,446			31,045			34,141
Total liabilities	1,151,650			1,080,577			1,100,689
Equity	97,950			98,490			95,409
Total liabilities and equity	$1,249,600			$1,179,067			$1,196,098
Net interest income; interest rate spread		$31,057	2.47%		$28,384	2.40%		$33,648	2.81%
Net interest margin(4)			2.64%			2.58%			3.03%
Net interest margin, TE(5)			2.70%			2.63%			3.07%
_____________________________________

(1)	Includes loan fees and interest on accruing loans and leases past due 90 days or more.

(2)	Includes federal funds sold and interest earning reserve balances at the Federal Reserve Bank.

(3)	Yields do not reflect the tax-exempt nature of loans, equipment leases and municipal securities.

(4)	Net interest income divided by average interest-earning assets.

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
The reconciliation of the Net Interest Income (GAAP) to Net Interest Margin, TE (non-GAAP) is as follows:

	Years Ended June 30,
	2014	2013	2012	2011	2010
	(Dollars in Thousands)
Net interest income	$31,057	$28,384	$33,648	$37,334	$36,673
Taxable equivalent adjustment	668	488	378	500	563
Adjusted net interest income	31,725	28,872	34,026	37,834	37,236
Average interest-earning assets	1,176,546	1,099,100	1,109,832	1,141,357	1,113,956
Net interest margin, TE	2.70%	2.63%	3.07%	3.31%	3.34%

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

	Years Ended June 30,			Years Ended June 30,
	2014 vs 2013			2013 vs 2012
	Increase (Decrease) Due to Volume	Increase (Decrease) Due to Rate	Total Increase (Decrease)	Increase (Decrease) Due to Volume	Increase (Decrease) Due to Rate	Total Increase (Decrease)
	(Dollars in Thousands)
Interest-earning assets:
Loans and leases receivable(1)	$2,882	$(2,264)	$618	$(4,178)	$(4,182)	$(8,360)
Investment securities(2)	234	298	532	928	(755)	173
Correspondent bank stock	(4)	7	3	(5)	(28)	(33)
Total interest-earning assets	$3,112	$(1,959)	$1,153	$(3,255)	$(4,965)	$(8,220)
Interest-bearing liabilities:
Deposits:
Checking and money market	$30	$(194)	$(164)	$154	$(1,035)	$(881)
Savings	71	—	71	(12)	(52)	(64)
Certificates of deposit	(107)	(626)	(733)	(655)	(866)	(1,521)
Total interest-bearing deposits	(6)	(820)	(826)	(513)	(1,953)	(2,466)
FHLB advances and other borrowings	323	(665)	(342)	(85)	(210)	(295)
Subordinated debentures payable to trusts	(167)	(185)	(352)	(15)	(180)	(195)
Total interest-bearing liabilities	$150	$(1,670)	$(1,520)	$(613)	$(2,343)	$(2,956)

Net interest income	$2,962	$(289)	$2,673	$(2,642)	$(2,622)	$(5,264)
_____________________________________

(1)	Includes loan fees and interest on accruing loans and leases past due 90 days or more.

(2)	Includes federal funds sold and interest earning reserve balances at the Federal Reserve Bank.

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
Investment Securities Impairment.    Management has a process in place to identify securities that could potentially have a credit impairment that is other-than-temporary. This process involves the length of time and extent to which the fair value has been less than the amortized cost basis, review of available information regarding the financial position of the issuer, monitoring the rating of the security, cash flow projections, and the Company's intent to sell a security or whether it is more likely than not the Company will be required to sell the security before the recovery of its amortized cost which, in some cases, may extend to maturity. To the extent we determine that a security is deemed to be other-than-temporarily impaired, an impairment loss is recognized. If the Company intends to sell a security or it is more likely than not that the Company would be required to sell a security before the recovery of its amortized cost, less any current period credit loss, the Company recognizes an other-than-temporary impairment in net income for the difference between amortized cost and fair value. If we do not expect to recover the amortized cost basis, we do not plan to sell the security and if it is not more likely than not that the Company would be required to sell a security before the recovery of it amortized cost, less any current period credit loss, the recognition of the other-than-temporary impairment is bifurcated. For those securities, the Company separates the total impairment into a credit loss component recognized in net income, and the amount of the loss related to other factors is recognized in other comprehensive income net of taxes.
The amount of the credit loss component of a security impairment is estimated as the difference between amortized cost and the present value of the expected cash flows of the security. The present value is determined using the best estimate cash flows discounted at the effective interest rate implicit to the security at the date of purchase or the current yield to accrete an asset- backed or floating rate security. At June 30, 2014, the Company does not have other-than-temporarily impaired securities for which credit losses exist.
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

Loans Held for Sale. Loans receivable, which the Bank may sell or intend to sell prior to maturity, are carried at the lower of net book value or fair value on an aggregate basis. Such loans held for sale include loans receivable that management intends to use as part of its asset/liability strategy, or that may be sold in response to changes in interest rates, changes in prepayment risk or other similar factors.
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
The Company considers whether a borrower is experiencing financial difficulties, as well as whether a concession has been granted to a borrower determined to be troubled, when determining whether a modification meets the criteria of being a TDR under ASC 310-40. For such purposes, evidence which may indicate that a borrower is troubled includes, among other factors, the borrower's default on debt, the borrower's declaration of bankruptcy or preparation for the declaration of bankruptcy, the borrower's forecast that entity-specific cash flows will be insufficient to service the related debt, or the borrower's inability to obtain funds from sources other than existing creditors at an effective interest rate equal to the current market interest rate for similar debt for a non-troubled debtor. If a borrower is determined to be troubled based on such factors or similar evidence, a concession will be deemed to have been granted if a modification of the terms of the debt occurred that management would not otherwise consider. Such concessions may include, among other modifications, a reduction of the stated interest for the remaining original life of the debt, an extension of the maturity date at a stated interest rate lower than the current market rate for new debt with similar risk, a reduction of accrued interest, or a reduction of the face amount or maturity amount of the debt. Quarterly, TDRs are reviewed and classified as compliant or non-compliant.  Non-compliant TDRs are restructured contracts that have not complied with the restructured terms of the agreement or whereby the Company has begun its collection process. The Company considers payments or maturities of loans that are greater than 90 days past due as being non-compliant with the terms of the restructured agreement.
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
Mortgage Servicing Rights ("MSRs").    The Company records a servicing asset for contractually separated servicing from the underlying mortgage loans. The asset is initially recorded at fair value and represents an intangible asset backed by an income stream from the serviced assets. The asset is amortized in proportion to and over the period of estimated net servicing income.
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
The Company has included MSRs as a critical accounting policy because the use of estimates for determining fair value using present value concepts may produce results which may significantly differ from other fair value analysis, perhaps even to the point of recording impairment. The risk to net income is when the underlying mortgages are paid off significantly faster than the assumptions used in the previously recorded amortization. Estimating future cash flows on the underlying mortgages is a difficult analysis and requires judgment based on the best information available. The Company looks at alternative assumptions and projections when preparing a reasonable and supportable analysis. Based on the Company's analysis of MSRs, no valuation reserve was recorded for temporary impairment at June 30, 2014, and $1.2 million was reversed during fiscal 2014.
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
Nonperforming assets (i.e., nonaccrual loans and leases, accruing loans and leases delinquent more than 90 days and foreclosed assets) decreased $5.7 million during the fiscal year to $17.5 million at June 30, 2014. The ratio of nonperforming assets to total assets, which is one indicator of credit risk exposure, decreased to 1.37% at June 30, 2014, from 1.90% at June 30, 2013.
Nonaccruing loans and leases decreased to $17.3 million at June 30, 2014 compared to $22.6 million at June 30, 2013. Included in nonaccruing loans and leases at June 30, 2014 were one consumer residential relationship totaling $125,000, seven commercial business relationships totaling $3.5 million, five commercial real estate relationships totaling $999,000, five agricultural real estate relationships totaling $7.9 million, three agricultural business relationships totaling $3.8 million, and 15 consumer relationships totaling $990,000.
There were no accruing loans and leases delinquent more than 90 days at June 30, 2014 and none were recorded at June 30, 2013. Typically, loans delinquent more than 90 days remain in accruing status for loans that either have corresponding government guaranties or large loan to value ratios which improve the likelihood of collecting the accruing interest, if collection proceedings were to commence.
The Company's nonperforming loans and leases, which represent nonaccrual loans and leases plus those past due over 90 days and still accruing were $17.3 million, a decrease of $5.3 million from the levels at June 30, 2013. Approximately two-thirds of the nonperforming loans at June 30, 2014 were comprised of dairy operations which is similar to the percentage at June 30, 2013. The risk rating system in place is designed to identify and manage the nonperforming loans and leases. Commercial and agricultural loans and equipment finance leases will have specific reserve allocations based on collateral values or based on the present value of expected cash flows if the loans or leases are deemed impaired. Loans and leases that are not performing do not necessarily result in a loss.
At June 30, 2014, the Company had $180,000 of foreclosed assets. The balance of foreclosed assets consisted of $178,000 in single-family residences and $2,000 in consumer vehicles.
At June 30, 2014, the Company had designated $30.2 million of its assets as classified, which management has determined need to be closely monitored because of possible credit problems of the borrowers or the cash flows of the secured properties. This amount includes $218,000 of unused lines of credit for those borrowers that have classified assets. At June 30, 2014, the Company had $13.7 million in commercial real estate and commercial business loans purchased, of which none of the amounts were classified at June 30, 2014. These loans and leases were considered in determining the adequacy of the allowance for loan and lease losses. The allowance for loan and lease losses is established based on management's evaluation of the risks probable in the loan and lease portfolio and changes in the nature and volume of loan and lease activity. Such evaluation, which includes a review of all loans and leases for which full collectability may not be reasonably assured, considers the estimated fair market value of the underlying collateral, present value of expected principal and interest payments, economic conditions, historical loss experience and other factors that warrant recognition in providing for an adequate loan and lease loss allowance.
Although the Company's management believes that the June 30, 2014, recorded allowance for loan and lease losses was adequate to provide for probable losses on the related loans and leases, there can be no assurance that the allowance existing at June 30, 2014 will be adequate in the future.
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

The following table sets forth the amounts and categories of the Company's nonperforming assets from continuing operations for the periods indicated:

	At June 30,
	2014	2013	2012	2011	2010
	(Dollars in Thousands)
Nonaccruing loans and leases:
One- to four-family	$125	$236	$31	$1,866	$159
Commercial business	3,462	4,365	1,813	687	469
Equipment finance leases	—	35	17	126	862
Commercial real estate	972	1,180	1,254	784	716
Multi-family real estate	27	27	32	—	—
Agricultural real estate	7,933	11,634	11,185	14,002	85
Agricultural business	3,797	4,113	1,169	12,838	3,096
Consumer direct	49	15	3	54	21
Consumer home equity	941	1,018	569	451	564
Consumer indirect	—	—	2	36	64
Total	17,306	22,623	16,075	30,844	6,036
Accruing loans and leases delinquent more than 90 days:
One- to four-family	—	—	107	113	—
Commercial business	—	—	—	214	167
Equipment finance leases	—	—	—	—	334
Commercial real estate	—	—	—	56	201
Agricultural real estate	—	—	—	1,399	429
Agricultural business	—	—	—	3,855	1,043
Consumer OD & reserve	—	—	—	—	22
Consumer indirect	—	—	—	6	—
Total	—	—	107	5,643	2,196
Foreclosed assets:
One- to four-family	178	557	1,515	667	212
Commercial business	—	—	—	29	32
Equipment finance leases	—	—	—	15	212
Agricultural real estate	—	—	109	—	482
Consumer direct	2	7	3	—	4
Consumer indirect	—	—	—	2	4
Total(1)	180	564	1,627	713	946
Total nonperforming assets(2)	$17,486	$23,187	$17,809	$37,200	$9,178
Ratio of nonperforming assets to total assets(3)	1.37%	1.90%	1.49%	3.12%	0.73%
Ratio of nonperforming loans and leases to total loans and leases(4)	2.13%	3.25%	2.37%	4.42%	0.94%
Accruing troubled debt restructures(5)	$1,727	$1,792	$1,213	$2,693	$4,000
_____________________________________

(1)	Total foreclosed assets do not include land or other real estate owned held for sale.

(2)	Nonperforming assets include nonaccruing loans and leases, accruing loans and leases delinquent more than 90 days and foreclosed assets.

(3)	Percentage is calculated based upon total assets of the Company and its direct and indirect subsidiaries on a consolidated basis.

(4)	Nonperforming loans and leases include both nonaccruing and accruing loans and leases delinquent more than 90 days.

(5)	Includes non-compliant consumer TDR of $10,000 at June 30, 2014 and $39,000 at June 30, 2013.

The following table sets forth information with respect to activity in the Company's allowance for loan and lease losses from continuing operations during the periods indicated:

	Years Ended June 30,
	2014	2013	2012	2011	2010
	(Dollars in Thousands)
Balance at beginning of period	$10,743	$10,566	$14,315	$9,575	$8,470
Charge-offs:
One- to four-family	(7)	(21)	(272)	(52)	(126)
Construction	—	—	(32)	—	—
Commercial business	(103)	(264)	(1,311)	(656)	(687)
Equipment finance leases	(22)	(20)	(42)	(401)	(324)
Commercial real estate	(41)	(7)	(941)	(69)	(17)
Agricultural real estate	—	(21)	(1,536)	(1,885)	(16)
Agricultural business	(491)	(374)	(3,102)	—	—
Consumer direct	(20)	(75)	(67)	—	(176)
Consumer home equity	(411)	(586)	(909)	—	(267)
Consumer OD & reserve	(197)	(221)	(222)	(1,153)	(270)
Consumer indirect	—	(26)	(27)	—	(126)
Total charge-offs	(1,292)	(1,615)	(8,461)	(4,216)	(2,009)
Recoveries:
One- to four-family	1	20	13	1	4
Commercial business	289	287	183	150	—
Equipment finance leases	30	8	59	—	7
Commercial real estate	—	—	539	—	—
Construction	—	—	10	—	—
Agricultural real estate	5	233	228	2	—
Agricultural business	8	743	1,770	—	—
Consumer direct	13	18	7	—	14
Consumer home equity	10	65	24	—	5
Consumer OD & reserve	80	89	79	187	83
Consumer indirect	8	58	30	—	51
Total recoveries	444	1,521	2,942	340	164
Net charge-offs	(848)	(94)	(5,519)	(3,876)	(1,845)
Additions charged to operations	607	271	1,770	8,616	2,950
Allowance related to assets acquired (sold), net	—	—	—	—	—
Balance at end of period	$10,502	$10,743	$10,566	$14,315	$9,575
Ratio of net charge-offs during the period to average loans and leases outstanding during the period	0.11%	0.01%	0.71%	0.45%	0.21%
Ratio of allowance for loan and lease losses to total loans and leases at end of period	1.29%	1.54%	1.55%	1.73%	1.10%
Ratio of allowance for loan and lease losses to nonperforming loans and leases at end of period(1)	60.68%	47.49%	65.29%	39.23%	116.31%
_____________________________________

(1)	Nonperforming loans and leases include both nonaccruing and accruing loans and leases delinquent more than 90 days.

The distribution of the Company's allowance for loan and lease losses and impaired loss summary are summarized in the following tables.

	At June 30,
	2014		2013		2012		2011		2010
	Amount	Percent of Allowance	Amount	Percent of Allowance	Amount	Percent of Allowance	Amount	Percent of Allowance	Amount	Percent of Allowance
	(Dollars in Thousands)
Residential(1)	$283	2.70%	$203	1.89%	$347	3.28%	$333	2.32%	$216	2.26%
Commercial business(2)	932	8.87	1,558	14.50	977	9.25	1,464	10.23	2,569	26.83
Commercial real estate(1)	3,819	36.37	2,373	22.09	2,063	19.53	1,683	11.76	1,884	19.67
Agricultural	3,842	36.58	4,637	43.16	4,493	42.52	9,266	64.73	3,633	37.94
Consumer	1,626	15.48	1,972	18.36	2,686	25.42	1,569	10.96	1,273	13.30
Total	$10,502	100.00%	$10,743	100.00%	$10,566	100.00%	$14,315	100.00%	$9,575	100.00%
_____________________________________

(1)	Includes construction loans.

(2)	Includes equipment finance leases.
The distribution of the Company’s allowance for loan and lease losses and impaired loss summary are required by ASC Topic 310, “Accounting by Creditors for Impairment of a Loan.” The combination of ASC Topic 450, “Accounting for Contingencies” and ASC Topic 310 calculations comprise the Company’s allowance for loan and lease losses and are summarized in the following tables:

	General Allowance for Loan and Lease Losses	Specific Impaired Loan Valuation Allowance	General Allowance for Loan and Lease Losses	Specific Impaired Loan Valuation Allowance
Loan Type	June 30, 2014		June 30, 2013
	(Dollars in Thousands)
Residential	$242	$41	$195	$8
Commercial business	894	38	893	665
Commercial real estate	3,815	4	2,225	148
Agricultural	3,827	15	3,156	1,481
Consumer	1,241	385	1,811	161
Total	$10,019	$483	$8,280	$2,463

	Number of Loan Customers	Loan Balance	Impaired Loan Valuation Allowance	Number of Loan Customers	Loan Balance	Impaired Loan Valuation Allowance
Loan Type	June 30, 2014			June 30, 2013
	(Dollars in Thousands)
Residential	2	$164	$41	3	$277	$8
Commercial business	10	4,233	38	7	5,129	665
Commercial real estate	8	7,304	4	9	1,360	148
Agricultural	9	14,742	15	16	16,295	1,481
Consumer	36	1,826	385	30	1,320	161
Total	65	$28,269	$483	65	$24,381	$2,463

The allowance for loan and lease losses was $10.5 million at June 30, 2014, as compared to $10.7 million at June 30, 2013. The specific valuation allowance decreased by $2.0 million to $483,000 with the change attributed to the reduced allowance on impaired loans, specifically in the agricultural segment. This decrease was substantially offset by an increase in the general valuation allowance of $1.7 million, due to increasing loan balances and adjusted for fluctuations in historical losses and environmental factors. The ratio of the allowance for loan and lease losses to total loans and leases was 1.29% at June 30, 2014, compared to 1.54% at June 30, 2013, while the ratio of the general allowance to non-impaired loans was 1.28% and 1.23% respectively. The Company's management has considered nonperforming assets and other assets of concern in establishing the allowance for loan and lease losses. The Company continues to monitor its allowance for possible loan and lease losses and make future additions or reductions in light of the level of loans and leases in its portfolio and as economic conditions dictate. The current level of the allowance for loan and lease losses is a result of management's assessment of the risks within the portfolio based on the information revealed in credit reporting processes. The Company utilizes a risk-rating system on commercial business, agricultural, construction, multi-family and commercial real estate loans, including purchased loans. The Company periodically utilizes an external loan review to assist in the assessment of the appropriateness of risk ratings and of risks within the portfolio. A periodic credit review is performed on all types of loans and leases to establish the necessary reserve based on the estimated risk within the portfolio. This assessment of risk takes into account the composition of the loan and lease portfolio, historical loss experience for each loan and lease category, previous loan and lease experience, concentrations of credit, current economic conditions and other factors that in management's judgment deserve recognition.
Real estate properties acquired through foreclosure are initially recorded at fair value (less a deduction for disposition costs). Valuations are periodically updated by management and a specific provision for losses on such properties is established by a charge to operations if the carrying values of the properties exceed their estimated net realizable values.
At June 30, 2014, the Company also had an allowance for credit losses on off-balance sheet credit exposures of $101,000. This amount is maintained as a separate liability account to cover estimated potential credit losses associated with off-balance sheet credit instruments such as off-balance sheet loan commitments, standby letters of credit, and guarantees and is recorded in other liabilities in the Consolidated Statements of Financial Condition. Although management believes that it uses the best information available to determine the allowances, unforeseen market conditions could result in adjustments and net income being significantly affected if circumstances differ substantially from the assumptions used in making the final determinations. Future additions to the Company's allowances may result from periodic loan, property and collateral reviews and thus cannot be predicted in advance. See Note 1 of "Notes to Consolidated Financial Statements," which is included in Part II, Item 8 "Financial Statements and Supplementary Data" of the Company's Form 10-K for the year ended June 30, 2014, for a description of the Company's policy regarding the provision for losses on loans and leases.
Comparison of the Fiscal Year Ended June 30, 2014 and June 30, 2013
General.    The Company's net income was $6.6 million or $0.94 for basic and diluted earnings per common share for the fiscal year ended June 30, 2014, a $732,000 increase in net income compared to $5.9 million or $0.83 for basic and diluted earnings per common share, respectively, for the prior fiscal year. Fiscal 2014 resulted in a return on average equity (i.e., net income divided by average equity) of 6.74%, compared to 5.96% in fiscal 2013. For fiscal 2014, the return on average assets (i.e., net income divided by average assets) was 0.53% compared to 0.50% in the prior fiscal year. As discussed in more detail below, the increase in earnings was due to a variety of key factors, including an increase in net interest income of $2.7 million and partially offset by an increase in provision for loan and lease losses of $336,000 and an increase in noninterest expense of $1.7 million.
Interest, Dividend and Loan Fee Income.    Interest, dividend and loan fee income was $40.1 million for the fiscal year ended June 30, 2014, as compared to $39.0 million for the prior fiscal year, an increase of $1.2 million or 3.0%. Interest earned on loans and leases receivable totaled $34.5 million for fiscal 2014 which is an increase of $618,000, when compared to the prior fiscal year. The average balance of loans and leases receivable increased from $696.1 million for fiscal 2013, to $755.2 million for fiscal 2014, while the average yield decreased by 30 basis points to 4.57%, in the year-over-year comparison. The increase in interest earned on loans and leases receivable was complemented by an increase of $535,000 in interest earned on investment securities and interest-earning deposits, which totaled $5.6 million for fiscal 2014. The average balance of investment securities increased by $18.4 million to $413.5 million for fiscal 2014, and the average yield improved by 7 basis points to 1.30%, when compared to fiscal 2013 results. The average balance of total interest-earning assets increased by 7.0%, which resulted in an increase to interest, dividend and loan fee income of $3.1 million, while the average yield on interest-earning assets decreased 14 basis points and resulted in a decrease to interest, dividend and loan fee income of $2.0 million.
Interest Expense.    Interest expense was $9.1 million for the fiscal year ended June 30, 2014, as compared to $10.6 million for the prior fiscal year, a decrease of $1.5 million or 14.3%. An $820,000 decrease in interest expense was the result of a decrease of 14 basis points in average deposit rates paid. The average rate on interest-bearing deposits was 0.50% for fiscal 2014, as compared to 0.64% for fiscal 2013. The average balance of deposits increased $35.1 million, or 4.7% in the year-over-

year comparison, but resulted in reduced interest expense of $6,000 due to the shifting of balances from time certificates to lower cost checking and money market accounts during fiscal 2014. Interest expense related to FHLB advances and other borrowings decreased by $342,000, to $3.8 million, due to declining rates in excess of increased average balances when compared to the prior fiscal year. The average rate paid decreased by 43 basis points and resulted in interest savings of $665,000, while the average balance borrowed increased and resulted in additional interest expense of $323,000. The reduction in rates paid were impacted primarily from the maturing of higher fixed-rate term advances, which were replaced with the lower rate overnight advances. Overall advances increased to fund increasing interest-earning asset balances in fiscal 2014 when compared to the prior fiscal year. Interest expense on subordinated debentures decreased by $352,000 to $1.3 million for fiscal 2014, due to the extinguishment of $3.0 million in debt in the fourth quarter of fiscal 2013, which reduced interest expense by $167,000 and reduced rates on the effective swap contracts on existing outstanding debentures, which reduced interest expense by $185,000.
Net Interest Income.    Net interest income for fiscal 2014 was $31.1 million, an increase of $2.7 million, or 9.4%, compared to fiscal 2013, due to an increase in interest income of $1.2 million or 3.0% and complemented by a decrease in interest expense of $1.5 million or 14.3%. The net interest margin was 2.64%, compared to 2.58% for the prior fiscal year, an increase of 6 basis points. The Company's net interest margin on a fully taxable equivalent basis was 2.70% for the fiscal year ended June 30, 2014, as compared to 2.63% for the prior fiscal year. The yield on interest-earning assets decreased 14 basis points to 3.41% for fiscal 2014, while the average rate paid on interest-bearing liabilities decreased 21 basis points to 0.94% in fiscal 2014. In fiscal 2014, the average balances increased from the prior fiscal year for interest-earning assets and interest-bearing liabilities by 7.0% and 4.7%, respectively. The average yield on loans and leases receivable was impacted due to the recovery of approximately $490,000 of interest income from an agricultural borrower relationship, which complied with modified loan terms and qualified for accrual status in the third quarter of fiscal 2014. Previously, the payments received for this borrower were all applied to principal since the loans were in nonaccrual status. Upon placing the borrower back on accrual, all of the interest previously collected and applied to principal were treated as interest revenue and the principal was reclassified to the proper amounts under the accrual method. The effect on the yield on loans and leases receivable was an increase of 6 basis points for fiscal 2014. The average yield on interest-earning assets decreased primarily due to the repricing of adjustable rate loans, refinance activity and competitive pricing pressures in a low interest rate environment.  In addition, this economic environment impacts the yields on investment securities and other short-term investments and prepayment speeds of mortgage-backed securities purchased at a premium. The Company continues to have a diversified loan portfolio comprised of a mix of consumer and business type lending. This mix helps the Company manage the net interest margin and interest rate risk by retaining loan and lease production on the balance sheet or by looking at alternatives through secondary markets.
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
Provision for losses on loans and leases increased $336,000 to $607,000 for fiscal 2014, compared to $271,000 for fiscal 2013. The increase in the provision is due to the combination of factors including a 16.7% increase in the loan portfolio balance and a decrease in the specific valuation allowances recorded on impaired loans of $2.0 million. In addition, net charge-offs totaled $848,000 for fiscal 2014 compared to $94,000 in fiscal 2013, as management continued its proactive approach to resolving problem assets. Classified assets at June 30, 2014 were $30.2 million, which is a decrease of $10.0 million since June 30, 2013. Nonperforming assets decreased by $5.7 million, or 24.6%, to $17.5 million at June 30, 2014 when compared to June 30, 2013, due to improvements in dairy-related credits within the agricultural sector and asset quality improvements. Dairy-related credits remained the largest segment within the nonperforming assets at June 30, 2014.
The allowance for losses on loans and leases at June 30, 2014 was $10.5 million, which is a decrease of $241,000 since June 30, 2013. The ratio of allowance for loan and lease losses to total loans and leases was 1.29% at June 30, 2014, compared to 1.54% at June 30, 2013. The specific valuation allowance of $483,000 decreased by $2.0 million during fiscal 2014, which is primarily attributed to payments and loan payoffs received from those impaired loans at June 30, 2013 combined with few additions at June 30, 2014. The remainder of the allowance for loan and lease losses for June 30, 2014 is the general valuation allowance which is evaluated based primarily upon loan portfolio size and a review of historical loss and environmental factors related to the portfolio. The ratio of allowance for loan and lease losses to nonperforming loans and leases at June 30, 2014, was 60.68% compared to 47.49% at June 30, 2013. The Bank's management believes that the June 30, 2014, recorded allowance for loan and lease losses is adequate to provide for probable losses on the related loans and leases, based on its evaluation of the collectability of loans and leases and prior loss experience.

Noninterest Income.    Noninterest income was $15.0 million for the fiscal year ended June 30, 2014, as compared to $15.1 million for the prior fiscal year, which represents a decrease of $112,000 or 0.7%. This decrease was due to a decrease in the net gain on sale of loans and securities and fees on deposits of $2.5 million, $1.5 million, and $229,000, respectively. These decreases were partially offset by an increase in net loan servicing income, commission and insurance income, and other noninterest income of $2.0 million, $560,000, and $1.4 million, respectively.
Net gain on the sale of loans totaled $2.1 million, a decrease of $2.5 million for the fiscal year ended June 30, 2014, as compared to the prior fiscal year. The decrease reflects reduced customer refinancing volume on residential lending in the current fiscal year, due to recent increases to interest rates. Origination activity for residential lending continues to remain sound due to the local economic climate and favorable interest rates relative to historical levels.
Net gain on the sale of securities totaled $653,000, a decrease of $1.5 million for fiscal 2014 as compared to the prior fiscal year. The Company received proceeds of $78.3 million for net gains of $653,000 for fiscal 2014 as compared to proceeds received of $116.6 million for net gains of $2.1 million for fiscal 2013. In fiscal 2013, gains from the sales of securities were utilized to neutralize the $1.5 million of losses attributed to terminated interest rate swap contracts to reduce future interest expense on deposits.
Fees on deposits decreased $229,000, or 3.5% to $6.3 million for the fiscal year ended June 30, 2014, as compared to the prior fiscal year. Point-of-sale interchange fees, which include vendor incentive fees, decreased by $252,000 due primarily to the amount of debit card vendor incentive fees received. During fiscal 2013, a nonrecurring vendor incentive fee and recurring incentive fees totaled $651,000 compared to $241,000 of recurring vendor incentive fees earned during fiscal 2014, which is a decrease of $410,000. Partially offsetting this decrease were increases in point-of-sale interchange fees of $159,000, or 6.7% in fiscal 2014 as compared to the prior fiscal year and were due to increased volume of transactions in the year-over-year comparison. In addition, net service charges increased by $127,000, or 17.1% and overdraft fees decreased by $110,000, or 5.2% during fiscal 2014 compared to fiscal 2013.
Loan servicing income increased by $2.0 million to $2.5 million for fiscal 2014 primarily due to the decrease of $1.6 million in the valuation allowance provision, which reduced the allowance valuation to $0 at June 30, 2014. In addition, a decrease in amortization expense of $665,000 and partially offset by a decrease in service fee income of $278,000, added to the overall increase in income when compared to the prior fiscal year. The valuation allowance reversal increased the carrying value of the capitalized portfolio asset to the current book value. An assessment of prepayment speeds within the portfolio contributed to the valuation allowance decrease, and also decreased the amount of amortization expense compared to the prior fiscal year. Servicing income decreased due to a decreasing asset base and an overall lesser net servicing fee percentage which is based on investor mix and modified for delinquencies.
Other noninterest income increased by $1.4 million, due to the lack of transactions in fiscal 2014 which had negatively impacted fiscal 2013. During fiscal 2013, certain interest rate swap contracts were terminated which resulted in a loss of $1.5 million. The termination of these swaps lessened the amount of interest expense paid on deposits for fiscal 2013 and fiscal 2014. In fiscal 2013, noninterest income also includes the loss on the sale of land held for future expansion of $83,000. These losses in fiscal 2013 were partially offset by a net gain on the extinguishment of a subordinated debenture and the related swap contracts of $152,000. The extinguishment of the subordinated debenture resulted in a gain of $870,000, which was offset by the related loss in the termination of the associated swap contract of $718,000. The extinguishment of debt and the related swap contract reduced interest expense in fiscal 2014 related to the subordinated debentures.
Noninterest Expense.    Noninterest expense was $36.0 million for the fiscal year ended June 30, 2014, compared to $34.3 million for the fiscal year ended June 30, 2013, an increase of $1.7 million, or 4.8%. Increases in compensation and employee benefits of $1.4 million was the primary factor of the increase in noninterest expense. In addition, marketing and community investment and FDIC insurance increased by $165,000, and $68,000, respectively.
Compensation and employee benefits were $21.4 million for the fiscal year ended June 30, 2014, an increase of $1.4 million, or 6.9% when compared to the prior fiscal year. Reduced deferred loan costs, increased variable pay, and employee benefit increases were the primary components of the increase when comparing fiscal 2014 to fiscal 2013. Compensation expense for deferred loan costs under ASC 310-20 declined when compared to the prior year due to fewer loan originations from residential refinancing activities. The increase in expense related to the reduced deferrals was $633,000 for fiscal 2014 as compared to the prior fiscal year. Variable and incentive pay increased by $334,000 to $2.1 million for fiscal 2014 due primarily to variable pay increases related to commissions and insurance income of $353,000 and employee incentive pay increases of $299,000 related to performance standard accruals. Variable and incentive pay increases were partially offset by decreases in mortgage commissions and stock-based compensation amortization expense of $155,000 and $128,000, respectively, as reduced mortgage activity directly impacted the commissions paid and fewer unvested shares of stock compensation were amortized when compared to the prior fiscal year. Employee benefits increases included in compensation expense were pension plan and healthcare expense increases of $202,000 and $168,000, respectively, in the year-over-year comparisons. Pension plan expenses increased due to the annual actuarial valuation and computed net periodic pension cost increases, while healthcare costs increased due to high dollar claims incurred, net of reimbursement in the fourth quarter of fiscal 2014. Base salaries and wages decreased by $37,000 for fiscal 2014, when compared to fiscal 2013. The factors impacting this decrease were a reduction of overtime pay related to mortgage origination and an overall reduction of FTEs of 1.2% in fiscal 2014 compared to the prior year. Increases to salaries which partially offset the savings, were the hiring of revenue-producing mortgage, agricultural and business banking staff to produce additional revenues and year-over-year raises for existing staff.
Marketing and community investment increased $165,000 to $1.3 million for the fiscal year ended June 30, 2014, due to an increase in expenses related to a customer reward program for debit card usage and partially offset by a reduction in advertising costs. In the third quarter of the prior fiscal year, the customer reward program had matured and the modification of the program led to expiration for a significant amount of outstanding points and an expense recovery accrual adjustment was recorded. Thereafter, the program was modified and points started accruing using updated guidelines. During fiscal 2014 point accruals were included as expense, which is similar to the prior year, but no large point expiration adjustment occurred resulting in the increase in expense for fiscal 2014 compared to fiscal 2013 of $283,000. Advertising costs decreased by $101,000 when comparing the year-over-year expense due to the Company's efforts to maximize efficiencies.
FDIC insurance increased by $68,000, to $866,000 for the fiscal year ended June 30, 2014 compared to the prior fiscal year. The quarter assessment is based on an assessment base and multiplied by the assessment rate. The FDIC insurance assessment base is calculated by subtracting tangible equity from total assets, while the assessment rate is based upon performance ratios, asset quality, and other criteria. The assessment base increased when comparing the June 2014 assessment to the June 2013 assessment, while the assessment rate decreased. These fluctuating bases and rates are received quarterly and reflect the most recently filed statement information from the previous quarter.
Income Tax Expense.    The Company's income tax expense for the fiscal year ended June 30, 2014 decreased to $2.9 million compared to $3.0 million for the prior fiscal year. The effective tax rates were 30.3% and 34.1% for the fiscal years ended June 30, 2014 and 2013, respectively. The effective rate declined due to an increase in permanent tax differences of 11.7% when compared to the prior fiscal year.
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
Noninterest Income.    Noninterest income was $15.1 million for the fiscal year ended June 30, 2013, as compared to $12.9 million for the prior fiscal year, which represents an increase of $2.2 million or 17.3%. This increase was primarily due to an increase in the net gain on sale of loans and securities and fees on deposits of $1.9 million, $620,000, and $485,000, respectively. These increases were partially offset by a decrease in net loan servicing income and other noninterest income of $127,000 and $1.4 million, respectively. In addition, the one-time costs associated with the loss for disposal of closed-branch fixed assets decreased in fiscal 2013 compared to the prior year by $451,000, which are included in noninterest income. In fiscal 2012, six branches were closed and combined with nearby branches, whereas only one branch was closed in fiscal 2013.
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

Liquidity and Capital Resources
The Company's liquidity is comprised of three primary classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Net cash provided by operating activities and financing activities for the fiscal year ended June 30, 2014 was $15.6 million and $51.8 million, respectively, while the net cash flows used for investing activities was $64.5 million. For the fiscal year ended June 30, 2013, net cash provided by operating activities and financing activities was $21.1 million and $24.3 million, respectively, while net cash used for investing activities was $74.4 million. The results were an increase in cash and cash equivalents of $2.9 million for the fiscal year ended June 30, 2014 compared to a decrease in cash and cash equivalents of $29.0 million for the prior fiscal year.
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
Liquidity management is both a daily and long-term responsibility of management. The Bank adjusts its investments in liquid assets based upon management's assessment of (i) expected loan demand, (ii) projected loan sales, (iii) expected deposit flows, (iv) yields available on interest-bearing deposits, and (v) the objectives of its asset/liability management program. Excess liquidity is invested generally in interest-bearing overnight deposits and other short-term government and agency obligations. During the fiscal year ended June 30, 2014, the Bank decreased its borrowings with the FHLB and other borrowings by $46.5 million.
Although in-market deposits is one of the Bank's primary source of funds, the Bank's policy has been to utilize borrowings where the funds can be invested in either loans or securities at a positive rate of return or to use the funds for short-term liquidity purposes. At June 30, 2014, the Bank had the following sources of additional borrowings:

•	$15.0 million in an uncommitted, unsecured line of federal funds with First Tennessee Bank, NA;

•	$20.0 million in an uncommitted, unsecured line of federal funds with Zions Bank;

•	$87.3 million of available credit from the Federal Reserve Bank; and

•	$262.4 million of available credit from FHLB of Des Moines (after deducting outstanding borrowings with FHLB of Des Moines).
The Bank may also seek other sources of contingent liquidity including additional federal funds purchased lines with correspondent banks and lines of credit with the Federal Reserve Bank. There were no funds drawn on the uncommitted, unsecured line of federal funds with First Tennessee Bank, NA, Zions Bank and the Federal Reserve Bank at June 30, 2014. The Bank, as a member of the FHLB of Des Moines, is required to acquire and hold shares of capital stock in the FHLB of Des Moines equal to 0.12% of the total assets of the Bank at December 31 annually. The Bank is also required to own activity-based stock, which is based on 4.00% of the Bank's outstanding advances. These percentages are subject to change at the discretion of the FHLB Board of Directors.
In addition to the above sources of additional borrowings, the Bank has implemented arrangements to acquire out-of-market certificates of deposit as an additional source of funding. At June 30, 2014, the Bank had $25.6 million in out-of-market certificates of deposit.

The Bank anticipates that it will have sufficient funds available to meet current loan commitments. At June 30, 2014, the Bank had outstanding commitments to originate and purchase mortgage, commercial and agricultural loans of $28.3 million and to sell mortgage loans of $6.2 million. Commitments by the Bank to originate loans are not necessarily executed by the customer. The Bank monitors the ratio of commitments to funding for use in liquidity management. At June 30, 2014, the Bank had no outstanding commitments to purchase investment securities and no commitments to sell investment securities available for sale.
The Company has an available line of credit with United Bankers' Bank for liquidity needs of $4.0 million with no funds advanced at June 30, 2014. The line of credit was renewed on October 1, 2013 and is available through October 1, 2014. Management expects to renew this line of credit at the maturity of the current note. The Company has pledged 100% of Bank stock as collateral for this line of credit.
The Company uses its capital resources to pay dividends to its stockholders, to support organic growth, to make acquisitions, to service its debt obligations and to provide funding for investment into the Bank as Tier 1 (core) capital.
Savings institutions insured by the FDIC are required to meet three regulatory capital requirements. If a requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, seizure. Institutions not in compliance may apply for an exemption from the requirements and submit a recapitalization plan. At June 30, 2014, the Bank met all current capital requirements.
The OCC has adopted capital requirements for savings institutions comparable to the requirement for national banks. The minimum OCC core capital requirement for well-capitalized institutions is 5.00% of total adjusted assets. The Bank had Tier 1 (core) capital of 9.49% at June 30, 2014. The minimum OCC total risk-based capital requirement for well-capitalized institutions is 10.00% of risk-weighted assets. The Bank had total risk-based capital of 14.54% at June 30, 2014. See Item 1. Business, "Regulatory Capital Requirements" for more information regarding a final rule regarding future capital requirements issued in July 2013, which will become effective January 1, 2015.
The Company has entered into interest rate swap contracts which are classified as cash flow hedge contracts, fair value hedge contracts, or non-designated derivative contracts. At June 30, 2014, the total notional amount of interest rate swap contracts was $51.7 million with a fair value net loss of $1.1 million. The Company is exposed to losses if the counterparties fail to make their payments under the contract in which the Company is in a receiving status. The Company minimizes its risk by monitoring the credit standing of the counterparties. The Company anticipates the counterparties will be able to fully satisfy their obligations under the remaining agreements. See Note 10 of "Notes to Consolidated Financial Statements" of this Form 10-K for additional information.
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

Effect of New Accounting Standards
Note 1, "Summary of Significant Accounting Policies," of "Notes to Consolidated Financial Statements" of this Form 10-K discusses new accounting policies adopted by the Company during fiscal 2014. The expected impact of accounting policies recently issued or proposed but not yet required to be adopted are discussed below. To the extent the adoption of new accounting standards materially affects the Company's financial condition, results of operations, or liquidity, the impacts are discussed in the applicable sections of this financial review and the notes to consolidated financial statements.
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
In April 2014, FASB issued ASU 2014-08 “Presentation of Financial Statement (ASC Topic 205) and Property, Plant, and Equipment" (ASC Topic 360), regarding guidance to report discontinued operations and disclosures of disposals of components of an entity. This update addresses the issue that currently, many disposals of small groups of assets, that are recurring in nature, qualify for discontinued operations. This update changes the criteria for reporting discontinued operations and also enhances convergence of the FASB’s and the International Accounting Standard Board’s (IASB) reporting requirements for discontinued operations. The guidance is effective for fiscal years beginning after December 15, 2014, and the interim periods within those fiscal years. Early adoption is permitted, but only for disposals that have not been reported in the financial statements previously issued or available for issuance. The Company anticipates to adopt this update in the first quarter of fiscal 2016 and does not expect the adoption to have a material effect on the Company's consolidated financial condition, results of operations or cash flows.
In June 2014, FASB issued ASU 2014-11 “Transfers and Servicing" (ASC Topic 860), regarding changing the accounting for repurchase-to-maturity transactions to secured borrowing accounting requiring separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement. In addition, this Update requires disclosures for certain transactions comprising (1) a transfer of a financial asset accounted for as a sale and (2) an agreement with the same transferee entered into in contemplation of the initial transfer that results in the transferor retaining substantially all of the exposure to the economic return on the transferred financial asset throughout the term of the transaction. The update is effective for the first interim or annual period beginning after December 15, 2014, and the disclosure for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015. The Company anticipates to adopt this update in the third and fourth quarter of fiscal 2015, as required, and does not expect the adoption to have a material effect on the Company's consolidated financial condition, results of operations or cash flows.
In June 2014, FASB issued ASU 2014-12 “Compensation-Stock Compensation” (ASC Topic 718), regarding when the terms of an award provide that a performance target could be achieved after the requisite service period. The guidance is effective for fiscal years beginning after December 15, 2015, and the interim periods within those fiscal years. Early adoption is permitted. Entities may apply the amendments in this Update either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The Company anticipates to adopt this update in the first quarter of fiscal 2017 and does not expect the adoption to have a material effect on the Company's consolidated financial condition, results of operations or cash flows.
In August 2014, FASB issued ASU 2014-13 “Consolidation” (ASC Topic 810), measuring the financial assets and the financial liabilities of a consolidated collateralized financing entity. For entities that consolidate a collateralized financing entity within the scope of this update, an option to elect to measure the financial assets and the financial liabilities of that collateralized financing entity using either the measurement alternative included in this Update or Topic 820 on fair value measurement is provided. The guidance is effective for fiscal years beginning after December 15, 2015, and the interim periods within those fiscal years. Early adoption is permitted as of the beginning of an annual period. The Company anticipates to adopt this update in the first quarter of fiscal 2017 and does not expect the adoption to have a material effect on the Company's consolidated financial condition, results of operations or cash flows.

In August 2014, FASB issued ASU 2014-14 “Receivables-Trouble Debt Restructurings by Creditor” (ASC Subtopic 310-40), require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: (1) the loan has a government guarantee that is not separable from the loan before foreclosure; (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim; and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The guidance is effective for fiscal years beginning after December 15, 2014, and the interim periods within those fiscal years. An entity should adopt the amendments in this Update using either a prospective transition method or a modified retrospective transition method. Early adoption, including adoption in an interim period, is permitted if the entity already has adopted Update 2014-04. The Company anticipates to adopt this update in the first quarter of fiscal 2016 and does not expect the adoption to have a material effect on the Company's consolidated financial condition, results of operations or cash flows.

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
One approach used to quantify interest rate risk is the Bank's net portfolio value ("NPV") analysis. In essence, this analysis calculates the difference between the present value of the liabilities and the present value of expected cash flows from assets and off-balance sheet contracts. The following tables set forth, at June 30, 2014 and June 30, 2013, an analysis of the Company's interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve (+300 or -100 basis points, measured in 100 basis point increments). Due to the low prevailing interest rate environment, -200 and -300 NPV was not estimated by the Bank at June 30, 2014 and June 30, 2013.
Even if interest rates change in the designated amounts, there can be no assurance that the Company's assets and liabilities would perform as set forth below. In addition, a change in U.S. Treasury rates in the designated amounts accompanied by a change in the shape of the Treasury yield curve would cause significantly different changes to the NPV than indicated below.

June 30, 2014
		Estimated Increase (Decrease) in NPV
Change in Interest Rates	Estimated NPV Amount
		Amount	Percent
	(Dollars in Thousands)
Basis Points
+300	$255,897	$25,152	11%
+200	250,767	20,022	9
+100	242,485	11,740	5
—	230,745	—	—
-100	189,935	(40,810)	(18)

June 30, 2013
		Estimated Increase (Decrease) in NPV
Change in Interest Rates	Estimated NPV Amount
		Amount	Percent
	(Dollars in Thousands)
Basis Points
+300	$249,104	$27,463	12%
+200	243,835	22,194	10
+100	234,513	12,872	6
—	221,641	—	—
-100	184,269	(37,372)	(17)

Contractual Obligations
The following table sets forth information with respect to the Company's contractual obligations at June 30, 2014. Operating lease obligations are primarily related to the lease of certain branch offices, which the Company has committed to at June 30, 2014.

	Payments due by period
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	Greater Than 5 Years
	(Dollars in Thousands)
Deposits without a stated maturity	$737,581	$737,581	$—	$—	$—
Certificates of Deposit	261,593	136,438	96,884	27,361	910
Advances from FHLB and other borrowings	120,643	39,597	23,166	56,870	1,010
Long-Term Debt Obligations	24,837	—	—	—	24,837
Operating Lease Obligations	5,665	1,012	1,609	1,164	1,880
Total Contractual Obligations	$1,150,319	$914,628	$121,659	$85,395	$28,637

Subsequent Event
Management has evaluated subsequent events for potential disclosure or recognition through September 12, 2014, the date of the filing of the consolidated financial statements with the Securities and Exchange Commission.

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
In an attempt to manage its exposure to changes in interest rates, management monitors the Company's interest rate risk. The Company's Asset/Liability Committee meets periodically to review the Bank's interest rate risk position and profitability, and to recommend adjustments for consideration by executive management. Management also reviews the Bank's securities portfolio, formulates investment strategies, and oversees the timing and implementation of transactions to assure attainment of objectives in the most prudent, effective manner. In managing market risk and the asset/liability mix, the Bank has placed its emphasis on developing a portfolio in which, to the extent practicable, assets and liabilities reprice within similar periods. Notwithstanding the Company's interest rate risk management activities, the potential for changing interest rates is an uncertainty that can have an adverse effect on net income. The Company does not currently engage in trading activities to control interest rate risk although it may in the future, if necessary, to manage interest rate risk. The Company has entered into interest rate swap contracts to convert variable-rate trust preferred debt into a fixed rate instrument to modify interest rate risk. In addition, the Bank has entered into back-to-back and one-way interest rate swap contracts to provide a fixed-rate facility to borrowers on respective loans. See Note 10 of "Notes to Consolidated Financial Statements" of this Form 10-K for additional information.
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
Consistent with the asset/liability management philosophy described above, the Company has taken several steps to manage its interest rate risk. The Company has structured its security portfolio to shorten the repricing of its interest-earning assets. The Company's agency residential mortgage-backed securities and securities available for sale typically have either short or medium terms to maturity or adjustable interest rates. At June 30, 2014, the Company had investment securities available for sale of $18.4 million with contractual maturities of five years or less. Adjustable-rate agency residential mortgage-backed securities totaled $230.9 million at June 30, 2014. Agency residential mortgage-backed securities amortize and experience prepayments of principal. The Company has received average cash flows from principal paydowns, maturities, sales and calls of all securities available for sale of $179.1 million annually over the past three fiscal years. The Company also manages interest rate risk reduction by utilizing non-certificate depositor accounts for certain liquidity purposes. Management believes that such accounts carry a lower cost than certificate accounts, and that a material portion of such accounts may be more resistant to changes in interest rates than are certificate accounts. At June 30, 2014, the Company had $160.3 million of savings accounts, $238.5 million of money market accounts and $338.8 million of checking accounts, representing 73.8% of the Bank's total depositor account balances.
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
Under the supervision and with the participation of the Company's management, including its President and Chief Executive Officer and its Senior Vice President, Chief Financial Officer and Treasurer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting at June 30, 2014 based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in 1992. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective at June 30, 2014.
The effectiveness of the Company’s internal control over financial reporting as of June 30, 2014, has been audited by Eide Bailly LLP, the independent registered public accounting firm who also has audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K. Eide Bailly LLP’s report on the Company’s internal control over financial reporting appears on the following page.

/s/ STEPHEN M. BIANCHI	/s/ BRENT R. OLTHOFF
Stephen M. Bianchi President and Chief Executive Officer	Brent R. Olthoff Senior Vice President, Chief Financial Officer and Treasurer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
HF Financial Corp.
Sioux Falls, South Dakota

We have audited the accompanying consolidated statements of financial condition of HF Financial Corp. as of June 30, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the three year period ended June 30, 2014. HF Financial Corp.'s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HF Financial Corp. as of June 30, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the three year period ended June 30, 2014, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), HF Financial Corp.'s internal control over financial reporting as of June 30, 2014, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 12, 2014 expressed an unqualified opinion.

Sioux Falls, South Dakota
September 12, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
HF Financial Corp.
Sioux Falls, South Dakota

We have audited HF Financial Corp's internal control over financial reporting as of June 30, 2014, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). HF Financial Corp's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on HF Financial Corp's internal control over financial reporting based on our audit.

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

In our opinion, HF Financial Corp maintained, in all material respects, effective internal control over financial reporting as of June 30, 2014, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of HF Financial Corp, and our report dated September 12, 2014 expressed an unqualified opinion.

Sioux Falls, South Dakota
September 12, 2014

HF FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
JUNE 30, 2014 AND 2013
(DOLLARS IN THOUSANDS, except share data)

	June 30, 2014	June 30, 2013
ASSETS
Cash and cash equivalents	$24,256	$21,352
Investment securities available for sale (Note 2)	348,878	424,481
Investment securities held to maturity (Note 2)	19,507	—
Correspondent bank stock (Note 8)	6,367	8,936
Loans held for sale (Note 3)	6,173	9,169

Loans and leases receivable (Note 3)	811,946	695,771
Allowance for loan and lease losses (Note 3)	(10,502)	(10,743)
Loans and leases receivable, net (Note 3)	801,444	685,028

Accrued interest receivable	5,407	5,301
Office properties and equipment, net of accumulated depreciation (Note 5)	13,805	13,853
Foreclosed real estate and other properties	180	564
Cash value of life insurance	20,644	19,965
Servicing rights, net (Note 4)	11,218	10,987
Goodwill and intangible assets, net (Note 6)	4,830	4,938
Other assets (Note 11)	12,020	12,938
Total assets	$1,274,729	$1,217,512
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits (Note 7)	$999,174	$898,761
Advances from Federal Home Loan Bank and other borrowings (Note 8)	120,643	167,163
Subordinated debentures payable to trusts (Note 9)	24,837	24,837
Advances by borrowers for taxes and insurance	13,683	12,595
Accrued expenses and other liabilities (Note 15)	14,740	16,885
Total liabilities	1,173,077	1,120,241
Stockholders' equity (Notes 12, 13 and 14)
Preferred stock, $.01 par value, 500,000 shares authorized, none outstanding	—	—
Series A Junior Participating Preferred Stock, $1.00 stated value, 50,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, 10,000,000 shares authorized, 9,138,895 and 9,138,475 shares issued at June 30, 2014 and 2013, respectively	91	91
Additional paid-in capital	46,218	46,096
Retained earnings, substantially restricted	89,694	86,266
Accumulated other comprehensive (loss), net of related deferred tax effect (Note 18)	(3,454)	(4,285)
Less cost of treasury stock, 2,083,455 shares at June 30, 2014 and 2013	(30,897)	(30,897)
Total stockholders' equity	101,652	97,271
Total liabilities and stockholders' equity	$1,274,729	$1,217,512

HF FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED JUNE 30, 2014, 2013 AND 2012
(DOLLARS IN THOUSANDS, except share data)

	2014	2013	2012
Interest, dividend and loan fee income:
Loans and leases receivable	$34,541	$33,923	$42,283
Investment securities and interest-bearing deposits	5,603	5,068	4,928
	40,144	38,991	47,211
Interest expense:
Deposits	3,936	4,762	7,228
Advances from Federal Home Loan Bank and other borrowings	5,151	5,845	6,335
	9,087	10,607	13,563
Net interest income	31,057	28,384	33,648
Provision for losses on loans and leases	607	271	1,770
Net interest income after provision for losses on loans and leases	30,450	28,113	31,878
Noninterest income:
Fees on deposits	6,271	6,500	6,015
Loan servicing income, net	2,473	476	603
Gain on sale of loans	2,117	4,613	2,664
Earnings on cash value of life insurance	817	814	683
Trust income	864	794	736
Commission and insurance income	1,420	860	765
Gain on sale of securities, net	653	2,110	1,490
Loss on disposal of closed-branch fixed assets	—	(22)	(473)
Other	396	(1,022)	412
	15,011	15,123	12,895
Noninterest expense:
Compensation and employee benefits	21,424	20,044	20,478
Occupancy and equipment	4,165	4,196	4,912
FDIC insurance	866	798	1,048
Check and data processing expense	3,077	2,990	2,928
Professional fees	2,145	2,086	3,198
Marketing and community investment	1,255	1,090	1,455
Foreclosed real estate and other properties, net	322	344	146
Other	2,738	2,784	2,950
	35,992	34,332	37,115
Income before income taxes	9,469	8,904	7,658
Income tax expense (Note 11)	2,867	3,034	2,493
Net income	$6,602	$5,870	$5,165

Basic earnings per common share (Note 14)	$0.94	$0.83	$0.74
Diluted earnings per common share (Note 14)	0.94	0.83	0.74
Dividend declared per common share	0.45	0.45	0.45

HF FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED JUNE 30, 2014, 2013 AND 2012
(DOLLARS IN THOUSANDS, except share data)

	2014	2013	2012
Net income	$6,602	$5,870	$5,165
Other comprehensive income (loss), net of tax:
Securities available for sale:
Change in unrealized gains (losses) on other securities	591	(4,413)	3,024
Reclassification adjustment:
Security (gains) recognized in earnings	(653)	(2,110)	(1,490)
Income tax (expense) benefit	24	2,479	(583)
Other comprehensive income (loss) on investment securities available for sale	(38)	(4,044)	951
Defined benefit plan:
Net unrealized gain (loss)	878	(960)	(1,232)
Income tax (expense) benefit	(334)	365	468
Other comprehensive income (loss) on defined benefit plan	544	(595)	(764)
Cash flow hedging activities-interest rate swap contracts:
Net unrealized gains (losses)	494	913	(687)
Reclassification adjustment:
Hedge losses recognized in earnings	—	2,174	—
Income tax (expense) benefit	(169)	(1,111)	296
Other comprehensive income (loss) on cash flow hedging activities-interest rate swap contracts	325	1,976	(391)
Total other comprehensive income (loss)	831	(2,663)	(204)
Comprehensive income	$7,433	$3,207	$4,961

HF FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED JUNE 30, 2014, 2013 AND 2012
(DOLLARS IN THOUSANDS, except share data)

	Common Stock	Preferred Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock	Total
Balance, June 30, 2011	$91	$—	$45,116	$81,554	$(1,418)	$(30,897)	$94,446
Net income	—	—	—	5,165	—	—	5,165
Net change in unrealized gain on securities available for sale, net of deferred taxes	—	—	—	—	951	—	951
Net change in unrealized loss on defined benefit plan, net of deferred taxes	—	—	—	—	(764)	—	(764)
Net change in unrealized loss on derivatives and hedging activities, net of deferred taxes	—	—	—	—	(391)	—	(391)
Issuance of common stock and exercise of stock options (Note 17)	—	—	174	—	—	—	174
Cash dividends paid on common stock	—	—	—	(3,148)	—	—	(3,148)
Amortization of stock-based compensation	—	—	383	—	—	—	383
Balance, June 30, 2012	91	—	45,673	83,571	(1,622)	(30,897)	96,816
Net income	—	—	—	5,870	—	—	5,870
Net change in unrealized gain on securities available for sale, net of deferred taxes	—	—	—	—	(4,044)	—	(4,044)
Net change in unrealized loss on defined benefit plan, net of deferred taxes	—	—	—	—	(595)	—	(595)
Net change in unrealized loss on derivatives and hedging activities, net of deferred taxes	—	—	—	—	1,976	—	1,976
Issuance of common stock and exercise of stock options (Note 17)	—	—	42	—	—	—	42
Cash dividends paid on common stock	—	—	—	(3,175)	—	—	(3,175)
Amortization of stock-based compensation	—	—	381	—	—	—	381
Balance, June 30, 2013	91	—	46,096	86,266	(4,285)	(30,897)	97,271
Net income	—	—	—	6,602	—	—	6,602
Net change in unrealized loss on securities available for sale, net of deferred taxes	—	—	—	—	(38)	—	(38)
Net change in unrealized loss on defined benefit plan, net of deferred taxes	—	—	—	—	544	—	544
Net change in unrealized loss on derivatives and hedging activities, net of deferred taxes	—	—	—	—	325	—	325
Issuance of common stock and exercise of stock options (Note 17)	—	—	6	—	—	—	6
Cash dividends paid on common stock	—	—	—	(3,174)	—	—	(3,174)
Amortization of stock-based compensation	—	—	116	—	—	—	116
Balance, June 30, 2014	$91	$—	$46,218	$89,694	$(3,454)	$(30,897)	$101,652

HF FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2014, 2013 AND 2012
(DOLLARS IN THOUSANDS, except share data)

	2014	2013	2012
Cash Flows From Operating Activities
Net income	$6,602	$5,870	$5,165
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses on loans and leases	607	271	1,770
Provision (benefit) for allowance on servicing rights	(1,249)	361	888
Depreciation	1,721	1,776	1,801
Amortization of intangible assets	108	26	—
Amortization of discounts and premiums on securities and other	6,875	7,879	6,083
Amortization of stock-based compensation	116	381	383
Net change in loans held for resale	5,113	11,651	(1,552)
(Gain) on sale of loans	(2,117)	(4,613)	(2,664)
Realized (gain) on sale of investment securities, net	(653)	(2,110)	(1,490)
(Gain) on extinguishment of subordinated debentures	—	(870)	—
Loss on termination of interest rate swap agreements	—	2,174	—
Loss (gain) and provision for losses on foreclosed real estate and other properties, net	63	(54)	(108)
Loss on disposal of office properties and equipment, net	8	111	501
Change in other assets and liabilities (Note 21)	(1,644)	(1,771)	(706)
Net cash provided by operating activities	15,550	21,082	10,071
Cash Flows From Investing Activities
Net change in loans and leases outstanding	(117,828)	(12,282)	133,532
Proceeds from sales, maturities and repayments of investment securities	179,369	217,840	140,114
Purchases of investment securities	(127,740)	(278,887)	(279,480)
Purchases of correspondent bank stock	(28,277)	(18,362)	(998)
Proceeds from redemption of correspondent bank stock	30,846	17,269	1,220
Purchases of intangible assets	—	(100)	—
Proceeds from sale of office properties and equipment	—	177	115
Purchases of office properties and equipment	(1,682)	(1,157)	(2,208)
Purchases of cash value of life insurance	—	—	(3,000)
Purchases of servicing rights from external sources	—	(4)	(473)
Proceeds from sale of foreclosed real estate and other properties	853	1,147	1,976
Net cash (used in) investment activities	(64,459)	(74,359)	(9,202)
Cash Flows From Financing Activities
Net increase in deposits	100,413	4,902	702
Proceeds of advances from Federal Home Loan Bank and other borrowings	807,435	418,579	80,234
Payments on advances from Federal Home Loan Bank and other borrowings	(853,955)	(393,810)	(85,235)
Extinguishment of subordinated debentures	—	(2,130)	—
Increase (decrease) in advances by borrowers	1,088	(113)	1,121
Proceeds from issuance of common stock	6	42	174
Cash dividends paid	(3,174)	(3,175)	(3,148)
Net cash provided by (used in) financing activities	51,813	24,295	(6,152)
Increase (decrease) in cash and cash equivalents	2,904	(28,982)	(5,283)
Cash and Cash Equivalents
Beginning	21,352	50,334	55,617
Ending	$24,256	$21,352	$50,334

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014 AND 2013
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
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company, the Company's wholly-owned subsidiaries, HomeFirst Mortgage Corp. (the "Mortgage Corp."), HF Financial Group, Inc. ("HF Group"), and Home Federal Bank (the "Bank") and the Bank's wholly-owned subsidiaries, Hometown Investment Services, Inc. ("Hometown") and Mid America Capital Services, Inc. ("Mid America Capital"). All intercompany balances and transactions have been eliminated in consolidation.
Basis of Financial Statement Presentation and Use of Estimates
In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of financial condition and revenues and expenses for the fiscal year. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near-term related to the determination of the allowance for loan and lease losses, self-insurance, security impairment and servicing rights. Management has evaluated subsequent events for potential disclosure or recognition through September 12, 2014, the date of the filing of the consolidated financial statements with the Securities and Exchange Commission.
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

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2014 AND 2013
(DOLLARS IN THOUSANDS, except share data)

Investment Securities
Management determines the appropriate classification of investment securities at the date individual securities are acquired and evaluates the appropriateness of such classifications at each statement of financial condition date.
Investment securities classified as held to maturity are those debt securities that management has the positive intent and ability to hold to maturity, and are reported at amortized cost, adjusted for amortization of premiums and accretion of discounts, using a method that approximates level yield. Investment securities available for sale are those debt securities that the Company intends to hold for an indefinite period of time, but may not hold necessarily to maturity, and all equity securities. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company's assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. Investment securities available for sale are carried at fair value and unrealized gains or losses are reported as increases or decreases in other comprehensive income net of the related deferred tax effect. Sales of investment securities available for sale are recorded on a trade date basis.
Premiums and discounts on investment securities are amortized over the contractual lives of those securities, except for agency residential mortgage-backed securities, for which prepayments are probable and predictable, which are amortized over the estimated expected repayment terms of the underlying mortgages. The method of amortization results in a constant effective yield on those securities (the interest method). Interest on debt securities is recognized in income as accrued. Realized gains and losses on the sale of securities are determined using the specific identification method.
Investment Securities Impairment
Management continually monitors the investment security portfolio for impairment on a security by security basis and has a process in place to identify securities that could potentially have a credit impairment that is other-than-temporary. This process involves the length of time and extent to which the fair value has been less than the amortized cost basis, review of available information regarding the financial position of the issuer, monitoring the rating of the security, cash flow projections, and the Company's intent to sell a security or whether it is more likely than not the Company will be required to sell the security before the recovery of its amortized cost which, in some cases, may extend to maturity. To the extent the Company determines that a security is deemed to be other-than-temporarily impaired, an impairment loss is recognized. If the Company intends to sell a security or it is more likely than not that the Company would be required to sell a security before the recovery of its amortized cost, less any current period credit loss, the Company recognizes an other-than-temporary impairment in net income for the difference between amortized cost and fair value. If the Company does not expect to recover the amortized cost basis, we do not plan to sell the security and if it is not more likely than not that the Company would be required to sell a security before the recovery of its amortized cost, less any current period credit loss, the recognition of the other-than-temporary impairment is bifurcated. For those securities, the Company separates the total impairment into a credit loss component recognized in net income, and the amount of the loss related to other factors is recognized in other comprehensive income net of taxes.
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
JUNE 30, 2014 AND 2013
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
JUNE 30, 2014 AND 2013
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
The Company considers whether a borrower is experiencing financial difficulties, as well as whether a concession has been granted to a borrower determined to be troubled, when determining whether a modification meets the criteria of being a TDR under ASC 310-40. For such purposes, evidence which may indicate that a borrower is troubled includes, among other factors, the borrower's default on debt, the borrower's declaration of bankruptcy or preparation for the declaration of bankruptcy, the borrower's forecast that entity-specific cash flows will be insufficient to service the related debt, or the borrower's inability to obtain funds from sources other than existing creditors at an effective interest rate equal to the current market interest rate for similar debt for a non-troubled debtor. If a borrower is determined to be troubled based on such factors or similar evidence, a concession will be deemed to have been granted if a modification of the terms of the debt occurred that management would not otherwise consider. Such concessions may include, among other modifications, a reduction of the stated interest for the remaining original life of the debt, an extension of the maturity date at a stated interest rate lower than the current market rate for new debt with similar risk, a reduction of accrued interest, or a reduction of the face amount or maturity amount of the debt. Quarterly, TDRs are reviewed and classified as compliant or non-compliant. Non-Compliant TDRs are restructured contracts that have not complied with the restructured terms of the agreement or whereby the Company has begun its collection process. The Company considers payments or maturities of loans that are greater than 90 days past due as being non-compliant with the terms of the restructured agreement.
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

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2014 AND 2013
(DOLLARS IN THOUSANDS, except share data)

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

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2014 AND 2013
(DOLLARS IN THOUSANDS, except share data)

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

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2014 AND 2013
(DOLLARS IN THOUSANDS, except share data)

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

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2014 AND 2013
(DOLLARS IN THOUSANDS, except share data)

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
Marketing and Community Development
Marketing and community development costs are generally expensed as incurred and are included as noninterest expenses on the consolidated statements of income. Advertising costs, which are included within this total, were $766, $866, and $926 for the fiscal 2014, 2013 and 2012, respectively. Prepaid advertising costs at June 30, 2014 and 2013 totaled $36 and $55, respectively.
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

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2014 AND 2013
(DOLLARS IN THOUSANDS, except share data)

	Banking	Other	Total
Fiscal Year 2014
Net interest income (expense)	$32,397	$(1,340)	$31,057
Provision for losses on loans and leases	(607)	—	(607)
Noninterest income	13,624	1,387	15,011
Intersegment noninterest income	287	(271)	16
Noninterest expense	(33,654)	(2,338)	(35,992)
Intersegment noninterest expense	—	(16)	(16)
Income (loss) before income taxes	$12,047	$(2,578)	$9,469
Total assets at June 30 (1)(2)	$1,271,532	$3,197	$1,274,729
Fiscal Year 2013
Net interest income (expense)	$30,025	$(1,641)	$28,384
Provision for losses on loans and leases	(271)	—	(271)
Noninterest income	14,189	934	15,123
Intersegment noninterest income	266	(252)	14
Noninterest expense	(32,290)	(2,042)	(34,332)
Intersegment noninterest expense	—	(14)	(14)
Income (loss) before income taxes	$11,919	$(3,015)	$8,904
Total assets at June 30 (1)(2)	$1,213,835	$3,677	$1,217,512
Fiscal Year 2012
Net interest income (expense)	$35,420	$(1,772)	$33,648
Provision for losses on loans and leases	(1,770)	—	(1,770)
Noninterest income	12,513	382	12,895
Intersegment noninterest income	296	(30)	266
Noninterest expense	(34,117)	(2,998)	(37,115)
Intersegment noninterest expense	—	(266)	(266)
Income (loss) before income taxes	$12,342	$(4,684)	$7,658
Total assets at June 30 (1)	$1,177,687	$14,904	$1,192,591
_____________________________________

(1)	Included in total assets were goodwill totaling $4,366 for the Banking segment at June 30, 2014, 2013 and 2012.

(2)	Included in total assets were intangible assets, net totaling $464 and $572 for the Other segment at June 30, 2014 and 2013, respectively.
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

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2014 AND 2013
(DOLLARS IN THOUSANDS, except share data)

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

	2014	2013	2012
Quarter ended September 30	$264	$236	$445
Quarter ended December 31	257	411	451
Quarter ended March 31	384	300	438
Quarter ended June 30	501	291	495
Net healthcare costs	$1,406	$1,238	$1,829

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

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2014 AND 2013
(DOLLARS IN THOUSANDS, except share data)

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

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2014 AND 2013
(DOLLARS IN THOUSANDS, except share data)

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
In April 2014, FASB issued ASU 2014-08 “Presentation of Financial Statement (ASC Topic 205) and Property, Plant, and Equipment" (ASC Topic 360), regarding guidance to report discontinued operations and disclosures of disposals of components of an entity. This update addresses the issue that currently, many disposals of small groups of assets, that are recurring in nature, qualify for discontinued operations. This update changes the criteria for reporting discontinued operations and also enhances convergence of the FASB’s and the International Accounting Standard Board’s (IASB) reporting requirements for discontinued operations. The guidance is effective for fiscal years beginning after December 15, 2014, and the interim periods within those fiscal years. Early adoption is permitted, but only for disposals that have not been reported in the financial statements previously issued or available for issuance. The Company anticipates to adopt this update in the first quarter of fiscal 2016 and does not expect the adoption to have a material effect on the Company's consolidated financial condition, results of operations or cash flows.
In June 2014, FASB issued ASU 2014-11 “Transfers and Servicing" (ASC Topic 860), regarding changing the accounting for repurchase-to-maturity transactions to secured borrowing accounting requiring separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement. In addition, this Update requires disclosures for certain transactions comprising (1) a transfer of a financial asset accounted for as a sale and (2) an agreement with the same transferee entered into in contemplation of the initial transfer that results in the transferor retaining substantially all of the exposure to the economic return on the transferred financial asset throughout the term of the transaction. The update is effective for the first interim or annual period beginning after December 15, 2014, and the disclosure for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015. The Company anticipates to adopt this update in the third and fourth quarter of fiscal 2015, as required, and does not expect the adoption to have a material effect on the Company's consolidated financial condition, results of operations or cash flows.
In June 2014, FASB issued ASU 2014-12 “Compensation-Stock Compensation” (ASC Topic 718), regarding when the terms of an award provide that a performance target could be achieved after the requisite service period. The guidance is

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2014 AND 2013
(DOLLARS IN THOUSANDS, except share data)

effective for fiscal years beginning after December 15, 2015, and the interim periods within those fiscal years. Early adoption is permitted. Entities may apply the amendments in this Update either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The Company anticipates to adopt this update in the first quarter of fiscal 2017 and does not expect the adoption to have a material effect on the Company's consolidated financial condition, results of operations or cash flows.
In August 2014, FASB issued ASU 2014-13 “Consolidation” (ASC Topic 810), measuring the financial assets and the financial liabilities of a consolidated collateralized financing entity. For entities that consolidate a collateralized financing entity within the scope of this update, an option to elect to measure the financial assets and the financial liabilities of that collateralized financing entity using either the measurement alternative included in this Update or Topic 820 on fair value measurement is provided. The guidance is effective for fiscal years beginning after December 15, 2015, and the interim periods within those fiscal years. Early adoption is permitted as of the beginning of an annual period. The Company anticipates to adopt this update in the first quarter of fiscal 2017 and does not expect the adoption to have a material effect on the Company's consolidated financial condition, results of operations or cash flows.
In August 2014, FASB issued ASU 2014-14 “Receivables-Trouble Debt Restructurings by Creditor” (ASC Subtopic 310-40), require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: (1) the loan has a government guarantee that is not separable from the loan before foreclosure; (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim; and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The guidance is effective for fiscal years beginning after December 15, 2014, and the interim periods within those fiscal years. An entity should adopt the amendments in this Update using either a prospective transition method or a modified retrospective transition method. Early adoption, including adoption in an interim period, is permitted if the entity already has adopted Update 2014-04. The Company anticipates to adopt this update in the first quarter of fiscal 2016 and does not expect the adoption to have a material effect on the Company's consolidated financial condition, results of operations or cash flows.
During fiscal 2014, FASB issued several ASUs: ASU No. 2013-09 through ASU No. 2014-14. Except for those ASUs mentioned above, the remaining ASUs issued entail technical corrections or clarifications to existing guidance or affect guidance related to specialized industries or entities and therefore have minimal, if any, impact on the Company.
Reclassification
Certain balances from June 30, 2013 and 2012 have been reclassified in the Notes to Consolidated Financial Statements to conform to the fiscal 2014 presentation.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2014 AND 2013
(DOLLARS IN THOUSANDS, except share data)

NOTE 2—INVESTMENT SECURITIES
The amortized cost and fair value of investment securities classified as available for sale and held to maturity according to management's intent, are as follows:

	June 30, 2014
	Adjusted Carrying Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Investment securities available for sale:
Debt securities:
U.S. government agencies	$12,041	$118	$(45)	$12,114
Municipal bonds	9,026	83	(18)	9,091
	21,067	201	(63)	21,205
Equity securities:
FNMA(1)	—	—	—	—
Federal Ag Mortgage	7	7	—	14
Other investments	253	—	—	253
	260	7	—	267
Agency residential mortgage-backed securities	329,847	1,053	(3,494)	327,406
Total investment securities available for sale	$351,174	$1,261	$(3,557)	$348,878

Investment securities held to maturity:
Municipal bonds	$17,536	$344	$(9)	$17,871
Agency residential mortgage-backed securities	1,971	27	—	1,998
Total investment securities held to maturity	$19,507	$371	$(9)	$19,869

(1) $8 amortized cost and $8 total other-than-temporary impairment recognized in Accumulated Other Comprehensive Income.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2014 AND 2013
(DOLLARS IN THOUSANDS, except share data)

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

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2014 AND 2013
(DOLLARS IN THOUSANDS, except share data)

The following tables present the fair value and age of gross unrealized losses by investment category:

	June 30, 2014
	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Investment securities available for sale:
Debt securities:
U.S. government agencies	$—	$—	$1,455	$(45)	$1,455	$(45)
Municipal bonds	—	—	1,381	(18)	1,381	(18)
	—	—	2,836	(63)	2,836	(63)
Agency residential mortgage-backed securities	70,141	(290)	152,308	(3,204)	222,449	(3,494)
Total investment securities available for sale	$70,141	$(290)	$155,144	$(3,267)	$225,285	$(3,557)

Investment securities held to maturity:
Municipal bonds	$1,328	$(9)	$—	$—	$1,328	$(9)
Total investment securities held to maturity	$1,328	$(9)	$—	$—	$1,328	$(9)

	June 30, 2013
	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Investment securities available for sale:
Debt securities:
U.S. government agencies	$5,365	$(137)	$—	$—	$5,365	$(137)
Municipal bonds	5,643	(111)	70	—	5,713	(111)
	11,008	(248)	70	—	11,078	(248)
Agency residential mortgage-backed securities	271,404	(4,161)	8,937	(98)	280,341	(4,259)
Total investment securities available for sale	$282,412	$(4,409)	$9,007	$(98)	$291,419	$(4,507)

 The unrealized losses reported for U.S. government agencies relate to one security issued by the Federal Home Loan Bank ("FHLB"). The unrealized loss is primarily attributable to changes in interest rate and the contractual cash flows of this investment which is guaranteed by an agency of the U.S. government. Management does not believe the unrealized loss at June 30, 2014 represents an other-than-temporary impairment for this investment. The Company does not have the intent to sell this security (has not made a decision to sell) and has assessed that it is not more likely than not that the Company will be required to sell this security before anticipated recovery of fair value.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2014 AND 2013
(DOLLARS IN THOUSANDS, except share data)

The unrealized losses reported for municipal bonds relate to seven available for sale and five held to maturity municipal general obligation or revenue bonds. The unrealized losses are primarily attributed to changes in credit spreads or market interest rate increases since the securities were originally acquired, rather than due to credit or other causes. Management does not believe any individual unrealized losses at June 30, 2014, represent an other-than-temporary impairment for these investments. The Company does not have the intent to sell these securities (has not made a decision to sell) and has assessed that it is not more likely than not that the Company will be required to sell these securities before anticipated recovery of fair value.
The unrealized losses reported for agency residential mortgage-backed securities relate to 121 available for sale securities issued by Federal National Mortgage Association ("FNMA"), the Government National Mortgage Association ("GNMA"), or the Federal Home Loan Mortgage Corporation ("FHLMC"). These unrealized losses are primarily attributable to changes in interest rates and the contractual cash flows of those investments which are guaranteed by an agency of the U.S. government. Management does not believe any of these unrealized losses at June 30, 2014, represent an other-than-temporary impairment for those investments. The Company does not have the intent to sell these securities (has not made a decision to sell) and has assessed that it is not more likely than not that the Company will be required to sell these securities before anticipated recovery of fair value.
The following table presents the amounts recognized in the Consolidated Statements of Income for other-than-temporary impairments charged to net income:

	Fiscal Years Ended June 30,
	2014	2013	2012
Beginning balance of credit losses on securities held at July 1 for which a portion of other-than-temporary impairment was recognized in other comprehensive income(1)	$8	$8	$8
Increases to the amount related to the credit losses for which other-than-temporary was previously recognized	—	—	—
Sale of securities which previously had recorded a credit loss for other-than-temporary impairment	—	—	—
Ending balance of credit losses on securities held at June 30 for which a portion of other-than-temporary impairment was recognized in other comprehensive income(1)	$8	$8	$8
_____________________________________

(1)	Includes $8 of other-than-temporary impairment related to Fannie Mae common stock.
The amortized cost and fair value of available of sale and held to maturity debt securities at June 30, 2014, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$1,782	$1,793	$66	$66
Due after one year through five years	13,843	13,942	2,278	2,302
Due after five years through ten years	5,137	5,156	12,753	13,003
Due after ten years	305	314	2,439	2,500
	21,067	21,205	17,536	17,871
Agency residential mortgage-backed securities	329,847	327,406	1,971	1,998
	$350,914	$348,611	$19,507	$19,869

Equity securities have been excluded from the maturity table above because they do not have contractual maturities associated with debt securities.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2014 AND 2013
(DOLLARS IN THOUSANDS, except share data)

Proceeds from the sale of securities available for sale in fiscal 2014 were $78,310 and resulted in gross gains and gross losses of $677 and $24, respectively. Proceeds from the sale of securities available for sale in fiscal 2013 were $116,552 and resulted in gross gains and gross losses of $2,174 and $64, respectively. Proceeds from the sale of securities available for sale in fiscal 2012 were $78,188 and resulted in gross gains and gross losses of $1,491 and $1, respectively.
At June 30, 2014, and 2013, securities with a fair value of $365,518 and $416,889, respectively, were pledged as collateral for public deposits, borrowing and other purposes.
NOTE 3—LOANS AND LEASES RECEIVABLE
Loans and leases receivable by classes within portfolio segments, consist of the following:

	June 30, 2014		June 30, 2013
	Amount	Percent	Amount	Percent
Residential:
One-to four-family	$47,886	5.9%	46,738	6.7%
Construction	3,838	0.5	2,360	0.4
Commercial:
Commercial business (1)	82,459	10.2	75,555	10.9
Equipment finance leases	847	0.1	1,633	0.2
Commercial real estate:
Commercial real estate	294,388	36.3	239,057	34.4
Multi-family real estate	87,364	10.7	49,217	7.1
Construction	22,946	2.8	12,879	1.8
Agricultural:
Agricultural real estate	79,805	9.8	77,334	11.1
Agricultural business	115,397	14.2	100,398	14.4
Consumer:
Consumer direct	17,449	2.1	21,219	3.1
Consumer home equity	56,666	7.0	66,381	9.5
Consumer overdraft & reserve	2,901	0.4	2,995	0.4
Consumer indirect	—	—	5	—
Total loans and leases receivable (2)(3)	$811,946	100.0%	$695,771	100.0%
Less:
Allowance for loan and lease losses	(10,502)		(10,743)
	$801,444		$685,028
_____________________________________

(1)	Includes $1,645 and $2,024 tax exempt leases at June 30, 2014 and 2013, respectively.

(2)	Exclusive of undisbursed portion of loans in process of $81,463 and $49,868, at June 30, 2014 and 2013, respectively.

(3)	Net of deferred loan fees of $937 and $664, at June 30, 2014 and 2013, respectively.

Loans held for sale totaling $6,173 and $9,169 at June 30, 2014 and 2013, respectively, consist of one-to-four family fixed-rate loans.

Portfolio Segments:
Residential real estate and single-family interim construction loans are underwritten primarily based on borrowers' credit scores, documented income and minimum collateral values. Relatively small loan amounts are spread across many individual

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2014 AND 2013
(DOLLARS IN THOUSANDS, except share data)

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
On June 30, 2014, $98,372 of commercial and agricultural operating loans were pledged to secure potential discount window borrowings from the Federal Reserve Bank. Additionally, $478,348 of one-to-four family, commercial and agricultural real estate loans were pledged to secure potential borrowings from the Federal Home Loan Bank. See Note 8,“Advances from Federal Home Loan Bank and Other Borrowings,” for information on the advance equivalents related to the loans pledged.
The Company has granted loans to directors, executive officers or related interests in the normal course of business. These loans were made on substantially the same terms, including rates and collateral, as those prevailing at the time for comparable transactions with other unrelated customers, and do not involve more than a normal risk of collection. The aggregate amount of loans to such related parties was approximately $865 and $1,646 at June 30, 2014 and 2013, respectively.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2014 AND 2013
(DOLLARS IN THOUSANDS, except share data)

Activity in the allowance for loan losses included in continuing operations is summarized as follows for the fiscal years ended June 30:

	2014	2013	2012
Balance, beginning	$10,743	$10,566	$14,315
Provision charged to income	607	271	1,770
Charge-offs	(1,292)	(1,615)	(8,461)
Recoveries	444	1,521	2,942
Balance, ending	$10,502	$10,743	$10,566

The following tables summarize the activity in the allowance for loan and lease losses by portfolio segment for the fiscal years ended June 30:

2014
	Residential	Commercial	Commercial Real Estate	Agricultural	Consumer	Total
Balance at beginning of period	$203	$1,558	$2,373	$4,637	$1,972	$10,743
Charge-offs	(7)	(125)	(41)	(491)	(628)	(1,292)
Recoveries	1	319	—	13	111	444
Provisions	86	(820)	1,487	(317)	171	607
Balance at end of period	$283	$932	$3,819	$3,842	$1,626	$10,502

2013
	Residential	Commercial	Commercial Real Estate	Agricultural	Consumer	Total
Balance at beginning of period	$347	$977	$2,063	$4,493	$2,686	$10,566
Charge-offs	(21)	(284)	(7)	(395)	(908)	(1,615)
Recoveries	20	295	—	976	230	1,521
Provisions	(143)	570	317	(437)	(36)	271
Balance at end of period	$203	$1,558	$2,373	$4,637	$1,972	$10,743

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2014 AND 2013
(DOLLARS IN THOUSANDS, except share data)

The following tables summarize the related statement balances by portfolio segment:

	June 30, 2014
	Residential	Commercial	Commercial Real Estate	Agricultural	Consumer	Total
Allowance for loan and lease losses:
Individually evaluated for impairment	$41	$38	$4	$15	$385	$483
Collectively evaluated for impairment	242	894	3,815	3,827	1,241	10,019
Total allowance for loan and lease losses	$283	$932	$3,819	$3,842	$1,626	$10,502
Loans and leases receivable:
Individually evaluated for impairment	$164	$4,233	$7,304	$14,742	$1,826	$28,269
Collectively evaluated for impairment	51,560	79,073	397,394	180,460	75,190	783,677
Total loans and leases receivable	$51,724	$83,306	$404,698	$195,202	$77,016	$811,946

	June 30, 2013
	Residential	Commercial	Commercial Real Estate	Agricultural	Consumer	Total
Allowance for loan and lease losses:
Individually evaluated for impairment	$8	$665	$148	$1,481	$161	$2,463
Collectively evaluated for impairment	195	893	2,225	3,156	1,811	8,280
Total allowance for loan and lease losses	$203	$1,558	$2,373	$4,637	$1,972	$10,743
Loans and leases receivable:
Individually evaluated for impairment	$277	$5,129	$1,360	$16,295	$1,320	$24,381
Collectively evaluated for impairment	48,821	72,059	299,793	161,437	89,280	671,390
Total loans and leases receivable	$49,098	$77,188	$301,153	$177,732	$90,600	$695,771

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
JUNE 30, 2014 AND 2013
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
The following tables summarize the credit quality indicators used to determine the credit quality by class within the portfolio segments:
Credit risk profile by internally assigned grade—Commercial, Commercial real estate and Agricultural portfolio segments

	June 30, 2014				June 30, 2013
	Pass	Special Mention	Substandard	Doubtful	Pass	Special Mention	Substandard	Doubtful
Commercial:
Commercial business	$77,835	$407	$4,431	$—	$65,931	$2,253	$7,077	$510
Equipment finance leases	847	—	—	—	1,553	—	80	—
Commercial real estate:
Commercial real estate	287,066	1,443	5,879	—	226,417	—	12,994	92
Multi-family real estate	79,901	982	6,481	—	48,802	—	415	—
Construction	22,946	—	—	—	12,879	—	—	—
Agricultural:
Agricultural real estate	70,971	279	8,555	—	59,807	3,964	12,327	1,366
Agricultural business	111,655	2,209	1,522	15	98,449	60	1,998	86
	$651,221	$5,320	$26,868	$15	$513,838	$6,277	$34,891	$2,054

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2014 AND 2013
(DOLLARS IN THOUSANDS, except share data)

Credit risk profile based on payment activity—Residential and Consumer portfolio segments

	June 30, 2014		June 30, 2013
	Performing	Nonperforming	Performing	Nonperforming
Residential:
One-to four- family	$47,761	$125	$46,502	$236
Construction	3,838	—	2,360	—
Consumer:
Consumer direct	17,400	49	21,204	15
Consumer home equity	55,725	941	65,363	1,018
Consumer OD & reserves	2,901	—	2,995	—
Consumer indirect	—	—	5	—
	$127,625	$1,115	$138,429	$1,269

The following table summarizes the aging of the past due financing receivables by classes within the portfolio segments and related accruing and nonaccruing balances:

June 30, 2014	Accruing and Nonaccruing Loans					Nonperforming Loans
	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 89 Days	Total Past Due	Current(2)	Recorded Investment >90 Days and Accruing(1)	Nonaccrual Balance	Total
Residential:
One-to four-family	$430	$125	$—	$555	$47,331	$—	$125	$125
Construction	208	—	—	208	3,630	—	—	—
Commercial:
Commercial business	—	—	431	431	82,028	—	3,462	3,462
Equipment finance leases	—	—	—	—	847	—	—	—
Commercial real estate:
Commercial real estate	96	11	—	107	294,281	—	972	972
Multi-family real estate	—	—	27	27	87,337	—	27	27
Construction	—	—	—	—	22,946	—	—	—
Agricultural:
Agricultural real estate	—	—	—	—	79,805	—	7,933	7,933
Agricultural business	194	—	316	510	114,887	—	3,797	3,797
Consumer:
Consumer direct	21	8	6	35	17,414	—	49	49
Consumer home equity	59	79	271	409	56,257	—	941	941
Consumer OD & reserve	4	—	—	4	2,897	—	—	—
Total	$1,012	$223	$1,051	$2,286	$809,660	$—	$17,306	$17,306
_____________________________________

(1)	Loans accruing and delinquent greater than 90 days have either government guarantees or acceptable loan-to-value ratios.

(2)	Net of deferred loan fees and discounts and exclusive of undisbursed portion of loans in process.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2014 AND 2013
(DOLLARS IN THOUSANDS, except share data)

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

At June 30, 2014, the Bank had identified $28,269 of loans as impaired which includes performing troubled debt restructurings. A loan is identified as impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Interest income on impaired loans is generally recognized on a cash basis. The average recorded investment of impaired loans is calculated using the daily average balance.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2014 AND 2013
(DOLLARS IN THOUSANDS, except share data)

The following table summarizes impaired loans by class of loans and the specific valuation allowance:

	June 30, 2014			June 30, 2013
	Recorded Investment	Unpaid Principal Balance(1)	Related Allowance	Recorded Investment	Unpaid Principal Balance(1)	Related Allowance
With no related allowance recorded:
One-to four-family	$—	$—	$—	$236	$236	$—
Commercial business	4,032	4,032	—	1,619	1,619	—
Commercial real estate	983	983	—	510	544	—
Multi-family real estate	6,296	6,296	—	27	27	—
Agricultural real estate	10,945	10,945	—	4,978	4,978	—
Agricultural business	3,481	3,481	—	3,730	3,730	—
Consumer direct	10	25	—	20	26	—
Consumer home equity	926	926	—	871	1,037	—
	26,673	26,688	—	11,991	12,197	—
With an allowance recorded:
One-to four-family	164	164	41	41	41	8
Commercial business	201	201	38	3,510	3,510	665
Commercial real estate	25	25	4	823	823	148
Agricultural real estate	—	—	—	7,204	7,204	1,381
Agricultural business	316	316	15	383	383	100
Consumer direct	47	47	31	—	—	—
Consumer home equity	843	843	354	429	435	161
	1,596	1,596	483	12,390	12,396	2,463
Total:
One-to four-family	164	164	41	277	277	8
Commercial business	4,233	4,233	38	5,129	5,129	665
Commercial real estate	1,008	1,008	4	1,333	1,367	148
Multi-family real estate	6,296	6,296	—	27	27	—
Agricultural real estate	10,945	10,945	—	12,182	12,182	1,381
Agricultural business	3,797	3,797	15	4,113	4,113	100
Consumer direct	57	72	31	20	26	—
Consumer home equity	1,769	1,769	354	1,300	1,472	161
	$28,269	$28,284	$483	$24,381	$24,593	$2,463
_____________________________________

(1)	Represents the borrower's loan obligation, gross of any previously charged-off amounts.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2014 AND 2013
(DOLLARS IN THOUSANDS, except share data)

The following table summarizes the Company's average recorded investment in impaired loans by class of loans and the related interest income recognized:

	Fiscal Years Ended June 30,
	2014		2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
One-to four-family	$219	$2	$284	$13
Commercial business	4,648	39	3,518	73
Commercial real estate	1,135	3	1,386	22
Multi-family real estate	1,281	69	29	—
Agricultural real estate	11,383	517	11,226	91
Agricultural business	3,849	—	2,340	37
Consumer direct	23	1	6	—
Consumer home equity	1,505	39	656	26
	$24,043	$670	$19,445	$262
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
Loans and leases that are considered troubled debt restructurings are factored into the determination of the allowance for loan and lease losses through impaired loan analysis and any subsequent allocation of specific valuation allowance, if applicable. The Company measures impairment on an individual loan and the extent to which a specific valuation allowance is necessary by comparing the loan's outstanding balance to either the fair value of the collateral, less the estimated cost to sell or the present value of expected cash flows, discounted at the loan's effective interest rate. During fiscal 2014, new TDRs consisted of one commercial real estate, five commercial business, one residential, and 22 consumer loans. In total, 26 were evaluated for impairment based on collateral adequacy and three were evaluated for impairment based upon the present value of discounted cash flows.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2014 AND 2013
(DOLLARS IN THOUSANDS, except share data)

The following is a summary of the Company's performing troubled debt restructurings which are in-compliance with their modified terms:

June 30, 2014	Number of Contracts(1)	Pre-Modification Recorded Balance	Post-Modification Outstanding Recorded Balance(1)
Residential	2	$164	$164
Commercial business	8	3,666	3,666
Commercial real estate	4	665	665
Agricultural	5	10,981	10,981
Consumer	31	1,686	1,686
	50	$17,162	$17,162

June 30, 2013	Number of Contracts(2)	Pre-Modification Recorded Balance	Post-Modification Outstanding Recorded Balance(2)
Residential	1	$41	$41
Commercial business	5	4,372	4,372
Commercial real estate	5	974	940
Agricultural	9	14,769	14,769
Consumer	10	247	247
	30	$20,403	$20,369
_____________________________________

(1)	Includes 21 customers, which are in compliance with their restructured terms, that are not accruing interest and have a recorded investment balance of $15,445.

(2)	Includes 14 customers, which are in compliance with their restructured terms, that are not accruing interest and have a recorded investment balance of $18,616.
Excluded from above, at June 30, 2014, the Company had one commercial real estate relationship with a recorded balance of $10 that was originally restructured in fiscal 2014 and two consumer relationships with a recorded balance of $6 that were originally restructured in fiscal 2014. These loans are not in compliance with their restructured terms and are in nonaccrual status, with the exception of the commercial real estate TDR which is accruing due to the adequate collateral position maintained. At June 30, 2013,the Company had one agricultural relationship with a recorded balance of $9 that was originally restructured in fiscal 2012, two consumer relationships with a recorded balance of $44 that were originally restructured in fiscal 2013, and one residential relationship with a recorded balance of $84 that was originally restructured in fiscal 2013. Loans can retain their accrual status at the time of their modification if the restructuring is not a result of terminated loan payments. For nonaccruing loans, a minimum of six months of performance related to the restructured terms are required before a loan is returned to accruing status.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2014 AND 2013
(DOLLARS IN THOUSANDS, except share data)

New restructured contracts during the previous 12 months ended June 30 are as indicated:

	2014			2013
	Number of Contracts	Pre-Modification Recorded Balance	Post-Modification Outstanding Recorded Balance	Number of Contracts	Pre-Modification Recorded Balance	Post-Modification Outstanding Recorded Balance
Residential	1	$125	$125	2	$125	$125
Commercial business	5	440	440	4	4,364	4,364
Commercial real estate	1	10	10	2	701	701
Agricultural	—	—	—	2	6,609	6,609
Consumer	22	1,442	1,442	10	199	199
	29	$2,017	$2,017	20	$11,998	$11,998
Of the restructured contracts during the previous 12 months ended June 30, 2014, 25 were customers who had loan maturity extensions granted which did not reduce the interest rate below the market rate and four were customers who declared bankruptcy. One of these restructured contracts is currently in default in fiscal 2014. Of the restructured contracts during the previous 12 months ended June 30, 2013, 18 were customers who had loan maturity extensions granted which did not reduce the interest rate below the market rate. Two of these restructured contracts were customers who declared bankruptcy and defaulted in fiscal 2013.
NOTE 4—LOAN SERVICING

Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition.

	Fiscal Years Ended June 30,
	2014	2013	2012
Mortgage servicing rights, beginning	$12,236	$12,820	$12,952
Additions	788	1,887	1,938
Amortization (1)	(1,806)	(2,471)	(2,070)
Mortgage servicing rights, ending	$11,218	$12,236	12,820

Valuation allowance, beginning	$(1,249)	$(888)	—
(Additions) / reductions (1)	1,249	(361)	(888)
Valuation allowance, ending	$—	$(1,249)	(888)

Mortgage servicing rights, net	$11,218	$10,987	$11,932

Servicing fees received	$3,030	$3,308	$3,561
Balance of loans serviced at:
Beginning of period	1,123,012	1,187,900	1,199,059
End of period	1,048,671	1,123,012	1,187,900
_____________________________________

(1)	Changes to carrying amounts are reported net of loan servicing income on the statements of income for the periods presented.
Custodial balances maintained in connection with mortgage loan servicing, and included in advances by borrowers for taxes and insurance, were $11,164 and $11,467, at June 30, 2014 and 2013, respectively.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2014 AND 2013
(DOLLARS IN THOUSANDS, except share data)

The fair values of mortgage servicing rights were $12,092 and $10,987, at June 30, 2014 and 2013, respectively. The fair values of the servicing rights were estimated as the present value of the expected future cash flows using a discount rate of 10.5% and 10.0% for valuation purposes at June 30, 2014 and 2013, respectively.  Prepayment speeds utilized at June 30, 2014 and 2013 were 8.6% and 13.5%, respectively, which are used in the calculation of the amortization expense for the subsequent quarter.  Prepayment speeds are analyzed and adjusted each quarter.

NOTE 5—OFFICE PROPERTIES AND EQUIPMENT

	June 30, 2014	June 30, 2013
Land	$3,232	$3,066
Buildings and improvements	19,559	19,161
Leasehold improvements	1,977	1,970
Furniture, fixtures, equipment and automobile	17,621	18,852
	42,389	43,049
Less accumulated depreciation and amortization	(28,584)	(29,196)
	$13,805	$13,853

The Company leases office equipment, which requires minimum rentals totaling $9 through April 2016. The Company incurred rent expense of $947, $933 and $1,702 for fiscal 2014, 2013 and 2012, respectively. Fiscal 2013 and 2012 rent expense included accelerated lease termination obligations of $3 and $550, respectively, due to branch closures. In addition, the Company has leased property under various operating lease agreements, which expire at various times.
The total contractual rental commitments at June 30, 2014, under the leases are as follows:

2015	$1,012
2016	868
2017	741
2018	620
2019	544
Thereafter	1,880
$5,665

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2014 AND 2013
(DOLLARS IN THOUSANDS, except share data)

NOTE 6—GOODWILL AND INTANGIBLE ASSETS, NET
The following table presents the components at June 30:

	2014	2013
Goodwill(1)	$4,366	$4,366

Amortizable intangible assets:
Customer base(3)	479	479
Covenant not to compete(4)	119	119
Total amortizable intangible assets	598	598
Accumulated amortization:
Customer base	60	12
Covenant not to compete	74	14
Total accumulated amortization	134	26
Amortizable intangible assets, net(2)	464	572

Goodwill and intangible assets, net	$4,830	$4,938
_______________________________________________________________
(1) Banking segment related goodwill.
(2) Other segment related intangible assets.
(3) Amortization life of 10.0 years.
(4) Amortization life of 2.0 years.

Amortization expense of intangible assets for fiscal years ended June 30, 2014, 2013 and 2012, were $108, $26 and $0.

Scheduled amortization expense of intangible assets at June 30, 2014, are as follows:

Amount
Amortization expense in fiscal year:
2015	$93
2016	48
2017	48
2018	48
2019	48
Thereafter	179
$464

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2014 AND 2013
(DOLLARS IN THOUSANDS, except share data)

NOTE 7—DEPOSITS
Deposits consist of the following:

	June 30, 2014	June 30, 2013
Noninterest-bearing checking accounts	$164,918	$156,896
Interest-bearing accounts	173,879	151,359
Money market accounts	238,507	212,817
Savings accounts	160,277	115,573
In-market certificates of deposit	236,026	239,521
Out-of-market certificates of deposit	25,567	22,595
	$999,174	$898,761

Scheduled maturities of certificates of deposit at June 30, 2014, are as follows:

	Amount	Weighted Average Rate
Maturing in fiscal year:
2015	$136,438	0.74%
2016	57,644	0.78%
2017	39,240	1.39%
2018	18,512	1.34%
2019	8,849	1.09%
Thereafter	910	1.54%
	$261,593	0.90%

All deposit accounts are permanently insured up to $250 by the Deposit Insurance Fund ("DIF") under management of the Federal Deposit Insurance Corporation ("FDIC"). The aggregate amount of jumbo certificates of deposit with a minimum denomination of $100 was $146,596 and $131,423 at June 30, 2014 and 2013, respectively. Deposits at June 30, 2014 and 2013, include $131,374 and $96,384, respectively, of deposits from one local governmental entity, the majority of which are savings account balances.
The Company has deposits from directors, executive officers or related interests in the normal course of business. These deposits are substantially at the same terms and rates for comparable transactions with other unrelated customers. The aggregate amount of deposits from such related parties was $636 and $630 at June 30, 2014 and 2013.

NOTE 8—ADVANCES FROM FEDERAL HOME LOAN BANK AND OTHER BORROWINGS
Advances from the Federal Home Loan Bank of Des Moines ("FHLB") and other borrowings are summarized as follows:

	June 30, 2014	June 30, 2013
Overnight federal funds purchased	$10,575	$39,775
Range for fixed-rate advances (with rates ranging from 1.15% to 4.21%)	109,793	127,100
Other borrowings(1)(2)	275	288
	$120,643	$167,163
_____________________________________

(1)
The Company has an available line of credit with United Bankers' Bank for liquidity needs of $4,000 with no funds advanced at June 30, 2014. The Company has pledged 100% of bank stock as collateral for this line of credit.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2014 AND 2013
(DOLLARS IN THOUSANDS, except share data)

(2)
The Bank is a participating lender in the South Dakota Housing Development Authority program for flood victims in the north-eastern part of the state of South Dakota, at May 2007. The money is provided to the Bank at a zero percent interest rate to be used in making loans to such flood victims. This is a revolving line of credit, in which the participating lender may borrow, prepay and re-borrow for a term of 10 years. The outstanding balances at June 30, 2014 and 2013 were $275 and $288, respectively.

Aggregate maturities of advances from FHLB and other borrowings at June 30, 2014, computed based upon contractual maturity date, are as follows:

	Amount	Weighted Average Rate
Maturing in fiscal year:
2015	$39,597	2.21%
2016	20,838	2.20
2017	2,328	1.54
2018	35,569	3.25
2019	21,301	3.57
Thereafter	1,010	2.33
	$120,643	2.74%

Prepayment of convertible, or callable, advances results in a prepayment fee as negotiated between the Bank and the FHLB. Convertible advances without a strike rate are subject to be called at the FHLB's discretion. Convertible advances tied to LIBOR strike rates may only be called if the three-month LIBOR rate is equal to or greater than the indicated strike rate.
Advances with the FHLB are secured by stock in the FHLB, which is comprised of membership stock and activity-based stock. The membership stock requirement is based on a percentage of total assets as of the preceding December 31. At June 30, 2014 and 2013, the Bank held $1,502 and $1,459, respectively, in membership stock. The activity-based stock requirement is based on 4.00% of advances outstanding at June 30, 2014 and 4.45% of advances outstanding at June 30, 2013. At June 30, 2014 and 2013, the Bank held $4,815 and $7,426, respectively, in activity-based stock.
In addition, advances with the FHLB are secured by one-to four-family first mortgage loans, multi-family first mortgage loans and investment securities. In order to provide additional borrowing collateral, commercial real estate first mortgage loans, agricultural real estate first mortgage loans, home equity line of credit loans and home equity second mortgage loans have also been pledged with the FHLB. At June 30, 2014, the Bank had total collateral with the FHLB of $383,817, of which $262,389 was available for additional borrowing. At June 30, 2013, the Bank had total collateral with the FHLB of $453,287, of which $248,087 was available for additional borrowing.
Advances with the Federal Reserve Bank are secured by commercial and agricultural business loans. At June 30, 2014, the Bank had total collateral with the Federal Reserve Bank of $87,312, of which $87,312 was available for borrowing.
The Bank currently has a $15,000 unsecured line of federal funds with First Tennessee Bank, NA, which had no outstanding balance at June 30, 2014 and 2013. The line was advanced upon during the past 12 months for contingent funding testing purposes.
The Bank currently has a $20,000 unsecured line of federal funds with Zions Bank, which had no outstanding balance at June 30, 2014 and 2013. The line was advanced upon during the past 12 months for contingent funding testing purposes.
The Company has a line of credit for $4,000 with United Bankers' Bank for liquidity needs, which was renewed on October 1, 2013. At June 30, 2014, there were no outstanding advances under this Loan Agreement and the note has a maturity of October 1, 2014. In connection with entering into the Loan Agreement, the Company also entered into a Commercial Pledge Agreement with the Lender, granting the Lender a first security interest in 100% of the stock of the Bank. The Loan Agreement contains customary events of default and affirmative covenants with which the Company and Bank were in compliance at June 30, 2014.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2014 AND 2013
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
During the fourth quarter of fiscal 2013, the Company repurchased 3,000 shares totaling $3,000 of trust preferred securities that were originally issued in July 2007. This transaction reduced the outstanding shares totaling $27,000 at June 30, 2013 to $24,000 and resulted in a gain of $870. Simultaneously, the Company unwound the associated interest rate swap and recognized a charge of $718. The overall impact of the two related transactions was a net gain of $152, which is included in the other noninterest income in the financial statements. See Note 10 "Interest Rate Contracts" for information on the interest rate swap agreement.

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
The Company has outstanding interest rate swap agreements with notional amounts totaling $15,000 to convert two variable-rate trust preferred securities into fixed-rate instruments. The agreements have a weighted average maturity of 1.9 years and have fixed rates ranging from 5.68% to 6.58% with a weighted average rate of 5.98%. The fair value of the derivatives was an unrealized loss of $952 at June 30, 2014 and an unrealized loss of $1,446 at June 30, 2013. The Company pledged $1,354 in cash under collateral arrangements at June 30, 2014, to satisfy collateral requirements associated with these interest rate swap contracts.
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
The Company has borrower interest rate swap agreements with notional amounts totaling $36,727 to facilitate customer transactions and meet the borrower's financing needs. These swaps qualify as derivatives, but consist of two different types of instruments. The back-to-back loan swaps are not designated as hedging instruments, while the one-way loan swaps are classified as fair value hedging instruments. The loan interest rate swap derivatives had no impact on the consolidated statements of income for fiscal years ended June 30, 2014 and 2013. Any amounts due to the Company are expected to be collected from the borrowers.  Credit risk exists if the borrower's collateral or financial condition indicates that the underlying collateral or financial condition of the borrower makes it probable that amounts due will be uncollectible. Management monitors this credit exposure on a quarterly basis.
During the first quarter of fiscal 2013, the Company terminated its five interest rate swap agreements with notional amounts totaling $35,000 which converted the variable-rate attributes of a pool of deposits into fixed-rate instruments. The Company recognized a charge of $1,456, which is included in other noninterest income in the financial statements. Comparatively, no gain or loss was recognized in net income for fiscal 2014 and fiscal 2012 related to interest rate swaps.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2014 AND 2013
(DOLLARS IN THOUSANDS, except share data)

No deferred net losses on interest rate swaps in other comprehensive loss at June 30, 2014, are expected to be reclassified into net income during the next fiscal year. See Note 18 "Accumulated Other Comprehensive Loss" for amounts reported as other comprehensive loss.
The following table summarizes the derivative financial instruments utilized at June 30, 2014:

			Estimated Fair Value
	Balance Sheet Location	Notional Amount	Gain	Loss
Non-designated derivatives	Other assets	$7,730	$739	$—
Fair value hedge	Loans and leases receivable	21,267	172	(273)
Cash flow hedge	Accrued expenses and other liabilities	15,000	—	(952)
Non-designated derivatives	Accrued expenses and other liabilities	7,730	—	(739)
		$51,727	$911	$(1,964)
The following table summarizes the derivative financial instruments utilized at June 30, 2013:

			Estimated Fair Value
	Balance Sheet Location	Notional Amount	Gain	Loss
Non-designated derivatives	Other assets	$8,437	$861	$—
Fair value hedge	Loans and leases receivable	15,147	380	—
Cash flow hedge	Accrued expenses and other liabilities	22,000	—	(1,446)
Non-designated derivatives	Accrued expenses and other liabilities	8,437	—	(861)
		$54,021	$1,241	$(2,307)
The following table details the derivative financial instruments, the average remaining maturities and the weighted-average interest rates being paid and received at June 30, 2014:

	Notional Value	Average Maturity (years)	Fair Value (Loss)	Receive	Pay
Liability conversion swaps	$15,000	1.9	$(952)	2.57%	5.98%
Loan interest rate swaps	36,727	7.8	(101)	2.11	4.46
	$51,727		$(1,053)
The following table summarizes the amount of gains (losses) included in the income statements:

		Fiscal Years Ended June 30,
	Income Statement Location	2014	2013	2012
Cash flow hedge	Other noninterest income	$—	$(2,174)	$—
Fair value hedge	Loans and leases receivable interest income	20	—	—

NOTE 11—INCOME TAX MATTERS
The Company and subsidiaries file a consolidated federal income tax return on a fiscal year basis in the U.S. federal jurisdiction and various states. The Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2010. The Bank is allowed bad debt deductions based on actual charge-offs.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2014 AND 2013
(DOLLARS IN THOUSANDS, except share data)

The consolidated provision for income taxes from continuing operations consists of the following for the fiscal years ended June 30:

	2014	2013	2012
Current
Federal	$2,899	$2,549	$457
State	490	498	553
Deferred expense	(522)	(13)	1,483
	$2,867	$3,034	$2,493

Income tax expense is different from that calculated at the statutory federal income tax rate. The reasons for this difference in tax expense for the fiscal years ended June 30 are as follows:

	2014	2013	2012
Computed "expected" tax expense	$3,314	$3,117	$2,680
Increase (decrease) in income taxes resulting from:
Tax exempt income	(458)	(325)	(279)
State taxes, net of federal benefit	396	417	295
Increase in cash surrender value of life insurance	(238)	(241)	(200)
Benefit of income taxed at lower rates	(69)	(66)	(58)
Other, net	(78)	132	55
	$2,867	$3,034	$2,493

The components of the net deferred tax asset are as follows:

	June 30, 2014	June 30, 2013
Deferred tax assets
Allowance for loan and lease losses	$3,812	$3,903
Cash flow hedges	324	491
Accrued expenses	878	604
Net unrealized loss on securities available for sale	873	849
Pension cost	859	1,193
Other	622	391
	7,368	7,431
Less valuation allowance	—	—
	7,368	7,431
Deferred tax liabilities
Defined benefit pension plan	113	325
Property and equipment	400	518
Mortgage servicing rights	982	325
Other assets	447	456
Other	103	529
	2,045	2,153
	$5,323	$5,278

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2014 AND 2013
(DOLLARS IN THOUSANDS, except share data)

Retained earnings at June 30, 2014 and 2013, include approximately $4,805 related to the pre-1987 allowance for loan losses for which no deferred federal income tax liability has been recognized. These amounts represent an allocation of income to bad debt deductions for tax purposes only. If the Bank no longer qualifies as a bank, or in the event of a liquidation of the Bank, income would be created for tax purposes only, which would be subject to the then current corporate income tax rate. The unrecorded deferred income tax liability on the above amount for financial statement purposes was approximately $1,634.
The Company had no unrecognized tax benefits at June 30, 2014 and 2013. The Company recognized no interest and penalties on the underpayment of income taxes during fiscal 2014 and 2013, and had no accrued interest and penalties on the balance sheet at June 30, 2014 and 2013. The Company has no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase with the next twelve months.

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
Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to adjusted total assets (as defined). Management believes, at June 30, 2014 and 2013, that the Bank meets all capital adequacy requirements to which it is subject.
At June 30, 2014, the Bank met the regulatory criteria for being considered a "well-capitalized" institution. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I (core) capital ratios as set forth in the following table. There are no conditions or events since that notification that management believes have unfavorably changed the Bank's category.
The following table summarizes the Bank's compliance with its regulatory capital requirements:

	Actual		Requirement		To Be Well- Capitalized Under Prompt Corrective Action Provisions
	Amount	Percent	Amount	Percent	Amount	Percent
June 30, 2014
Tier I (core) capital (to adjusted total assets)	$120,431	9.49%	$50,783	4.00%	$63,479	5.00%
Total risk-based capital (to risk-weighted assets)	130,882	14.54%	72,027	8.00%	90,034	10.00%
Tangible capital (to tangible assets)	120,431	9.49%	19,044	1.50%	N/A	N/A
Tier I (core) capital (to risk-weighted assets)	120,431	13.38%	N/A	N/A	54,020	6.00%
June 30, 2013
Tier I (core) capital (to adjusted total assets)	$115,814	9.56%	$48,440	4.00%	$60,550	5.00%
Total risk-based capital (to risk-weighted assets)	125,702	15.83%	63,541	8.00%	79,426	10.00%
Tangible capital (to tangible assets)	115,814	9.56%	18,165	1.50%	N/A	N/A
Tier I (core) capital (to risk-weighted assets)	115,814	14.58%	N/A	N/A	47,656	6.00%

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2014 AND 2013
(DOLLARS IN THOUSANDS, except share data)

NOTE 13—STOCKHOLDERS' EQUITY
The Company has authorized 50,000 shares of Preferred Stock, designated as "Series A Junior Participating Preferred Stock" with a stated value of $1.00 per share. Outstanding shares of the Junior Preferred Stock are entitled to cumulative dividends. Such shares have voting rights of 100 votes per share and a preference in liquidation. The shares are not redeemable after issuance. No shares of Preferred Stock were outstanding at June 30, 2014.
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

On July 28, 2014, the Board of Directors declared a $0.1125 per share dividend payable on August 15, 2014, to shareholders of record as of August 8, 2014. This cash dividend has not been reflected in the consolidated financial statements.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2014 AND 2013
(DOLLARS IN THOUSANDS, except share data)

NOTE 14—EARNINGS PER SHARE
Following is a reconciliation of the net income and common stock share amounts used in the calculation of basic and diluted EPS.

	Fiscal Years Ended June 30,
	2014	2013	2012
Net income	$6,602	$5,870	$5,165

Basic EPS:
Weighted average number of common shares outstanding	7,055,302	7,054,164	6,995,276
Basic earnings per common share	$0.94	$0.83	$0.74

Diluted EPS:
Weighted average number of common shares outstanding	7,055,302	7,054,164	6,995,276
Common share equivalents—Stock Options / Stock Appreciation Rights (SARs) under employee compensation plans/warrant	3,311	2,981	1,471
Weighted average number of common shares and common share equivalents	7,058,613	7,057,145	6,996,747
Diluted earnings per common share	$0.94	$0.83	$0.74

Options and SARs outstanding of approximately 57,222 shares of common stock at a weighted average share price of $15.33 during the fiscal year ended June 30, 2014, were not included in the computation of diluted earnings per share because the exercise price of those instruments exceeded the average market price of the common shares during the year. Options and SARs outstanding of approximately 74,200 shares of common stock at a weighted average share price of $15.26 during the fiscal year ended June 30, 2013, were not included in the computation of diluted earnings per share because the exercise price of those instruments exceeded the average market price of the common shares during the year. Options outstanding of approximately 154,100 shares of common stock at a weighted average share price of $14.07 during the fiscal year ended June 30, 2012, were not included in the computation of diluted earnings per share because the exercise price of those instruments exceeded the average market price of the common shares during the year.

NOTE 15—DEFINED BENEFIT PLAN
The Company has a noncontributory (cash balance) defined benefit pension plan covering employees of the Company and its wholly-owned subsidiaries who were hired prior to July 1, 2013, have attained the age of 21, and have completed 1,000 hours in a plan year. The benefits are based on 6% of each eligible participant's annual compensation, plus income earned in the accounts at a rate determined annually based on 30-year Treasury note rates. The Company's funding policy is to make the minimum annual required contribution plus such amounts as the Company may determine to be appropriate from time to time. 100% vesting occurs after three years with a retirement age of the later of age 65 or three years of participation.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2014 AND 2013
(DOLLARS IN THOUSANDS, except share data)

Information relative to the components of net periodic benefit cost measured at/or for the fiscal years ended for the Company's defined benefit plan is presented below.

	Fiscal Years Ended June 30,
	2014	2013
Changes in benefit obligations
Benefit obligations, beginning	$9,327	$8,366
Service cost	674	658
Interest cost	720	655
Benefits paid	(993)	(1,518)
Assumption changes	(137)	(388)
Actuarial loss	33	1,554
Benefit obligations, ending	9,624	9,327
Changes in plan assets
Fair value of plan assets, beginning	7,457	7,867
Actual return on plan assets	1,153	708
Company contributions	455	400
Benefits paid	(993)	(1,518)
Fair value of plan assets, ending	8,072	7,457
Funded status at end of year(1)	(1,552)	(1,870)
Amounts recognized in accumulated other comprehensive loss consists of net loss	2,261	3,139
Accumulated benefit obligation	$8,193	$7,832
_____________________________________

(1)	Amounts included in other liabilities and other assets on the Consolidated Statements of Financial Condition for June 30, 2014 and 2013, respectively.
The information relative to the components of net periodic benefit cost for the Company’s defined benefit plan is presented below.

	Fiscal Years Ended June 30,
	2014	2013	2012
Net periodic benefit cost
Service cost	$674	$658	$784
Interest cost	720	655	706
Expected return on plan assets	(591)	(629)	(783)
Amortization of prior losses	211	128	—
Net periodic benefit cost	$1,014	$812	707
Other changes in plan assets and benefit obligations recognized in other comprehensive loss:
Net (gain) / loss	(878)	960	1,232
Total recognized in net periodic benefit cost and other comprehensive loss	$136	$1,772	$1,939
The estimated net loss that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is $125.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2014 AND 2013
(DOLLARS IN THOUSANDS, except share data)

The weighted-average assumptions used to determine benefit obligations are as follows:

	Fiscal Years Ended June 30,
	2014	2013
Discount rate—pre-retirement	7.50%	7.50%
Discount rate—post-retirement	3.66%	3.17%
Rate of compensation increase	3.00%	3.00%

The weighted-average assumptions used to determine net periodic benefit cost are as follows:

	Fiscal Years Ended June 30,
	2014	2013	2012
Discount rate—pre-retirement	7.50%	7.50%	7.50%
Discount rate—post-retirement	3.17%	3.11%	4.65%
Rate of compensation increase	3.00%	4.00%	4.00%
Expected long-term return on plan assets	8.00%	8.00%	8.00%

The overall expected long-term rate of return on assets is based on economic forecasts and projected asset allocation.
The Company's pension plan weighted-average asset allocations by asset category are as follows:

	June 30, 2014
Investment Category	Market Value	Unrealized Gain/(Loss)	Actual Asset Mix as a % of Market Value	Target Asset Mix as a % of Market Value
Equities	$4,673	$748	57.9%	55.0%	(1)
Fixed	2,698	44	33.4%	30.0%	(2)
Other	641	56	8.0%	10.0%	(3)
Cash and cash equivalents	60	—	0.7%	5.0%	(2)
Total pension plan assets	$8,072	$848	100.0%	100.0%
_____________________________________

(1)	Includes a plus/minus range of 10.0%

(2)	Includes a plus/minus range of 5.0% and includes cash and cash equivalents

(3)	Maximum allowed of 10.0%

	June 30, 2013
Investment Category	Market Value	Unrealized Gain/(Loss)	Actual Asset Mix as a % of Market Value	Target Asset Mix as a % of Market Value
Equities	$4,358	$1,031	58.4%	55.0%	(1)
Fixed	2,454	(60)	32.9%	30.0%	(2)
Other	587	(41)	7.9%	10.0%	(3)
Cash and cash equivalents	58	—	0.8%	5.0%	(2)
Total pension plan assets	$7,457	$930	100.0%	100.0%
_____________________________________

(1)	Includes a plus/minus range of 10.0%

(2)	Includes a plus/minus range of 5.0% and includes cash and cash equivalents

(3)	Maximum allowed of 10.0%

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2014 AND 2013
(DOLLARS IN THOUSANDS, except share data)

The fair value of the Company's pension plan assets at June 30 by asset category are as follows:

	2014
Asset Category	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total at Fair Value
Cash and cash equivalents	$60	$—	$—	$60
Equity securities:
Domestic large-cap fund	2,443	—	—	2,443
Domestic small/mid-cap fund	842	—	—	842
International large-cap fund	1,041	—	—	1,041
Emerging markets fund	347	—	—	347
Fixed income securities:
Corporate bonds fund	1,698	—	—	1,698
Treasury bonds fund	730	—	—	730
Mortgage-backed securities fund	270	—	—	270
Other types of investments:
Alternative assets fund	641	—	—	641
Total assets	$8,072	$—	$—	$8,072

	2013
Asset Category	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total at Fair Value
Cash and cash equivalents	$58	$—	$—	$58
Equity securities:
Domestic large-cap fund	2,528	—	—	2,528
Domestic small/mid-cap fund	853	—	—	853
International large-cap fund	544	—	—	544
Emerging markets fund	433	—	—	433
Fixed income securities:
Emerging markets fund	118	—	—	118
Corporate bonds fund	1,399	—	—	1,399
Treasury bonds fund	567	—	—	567
Mortgage-backed securities fund	370	—	—	370
Other types of investments:
Alternative assets fund	587	—	—	587
Total assets	$7,457	$—	$—	$7,457

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:
Cash—The carrying amounts reported in the plan assets for cash approximate their fair values.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2014 AND 2013
(DOLLARS IN THOUSANDS, except share data)

Securities—Fair values for investment securities are based on quoted market prices.
The objective of the pension plan investment policy for equities is to pursue a growth strategy that results in capital appreciation. The objective of the pension plan investment policy for fixed rate instruments and cash equivalents is to ensure safety of principal and interest.
The Company expects to contribute $410 to its pension plan in fiscal 2015. The minimum required contribution is $0.
Estimated Future Benefit Payments: The following benefit payments which reflect expected future service, as appropriate, are expected to be paid during the fiscal years ended June 30:

Amount
2015	$691
2016	816
2017	649
2018	1,707
2019	1,766
Years 2020 - 2024	6,860

NOTE 16—RETIREMENT SAVINGS PLAN
The Company has a retirement savings plan covering all employees of the Company who have attained age 21 and completed one expected year of service during which they worked at least 1,000 hours. The plan is intended to be a qualified profit sharing plan with a cash or deferred arrangement pursuant to IRS Code Section 401(k) and regulations issued there under. The plan allows voluntary contributions by eligible employees, and also allows discretionary contributions by the Company as determined annually by the Board of Directors. The total compensation cost charged to expense related to the plan was $364, $356 and $319 for fiscal 2014, 2013 and 2012, respectively.
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
The Company had a long-term incentive plan, which provided for the grant of nonvested stock awards and for stock appreciation rights ("SARs") settled in stock under the 2002 Option Plan if the Company achieved certain performance levels. No nonvested stock awards or SARS were issued in fiscal 2014, 2013 and 2012. During fiscal 2014, a credit for amortization expense of $25 and $5 from nonvested stock and SARs, respectively, resulted due to lesser vesting amounts compared to accumulated amortization and the resulting negative amortization expense adjustment. During fiscal 2013 and 2012, $36 and $61, respectively, were recorded as amortization expense related to the nonvested stock awards. During fiscal 2013 and 2012, $41 and $65, respectively, were recorded as amortization expense related to the SARs awards.
Due to the expiration of the plan, no shares of nonvested stock or SARs will be issued in fiscal 2015 as compensation for service during fiscal 2014 under the plan.
During fiscal 2004, the Company created a pool of 12,100 nonvested shares for grants under the 2002 Option Plan ("2002 Pool"). In January 2012, the Board of Directors authorized an additional 50,000 nonvested shares to be added to the pool under this plan. The key provisions of the 2002 Pool include: outright grant of shares with restrictions as to sale, transfer, and pledging; during the restriction period, the grantee receives dividends and has voting rights related to the shares awarded; and all nonvested shares are forfeited upon termination. No shares were issued during fiscal 2014, compared to fiscal 2013 and 2012, which had 9,000 and 33,150 nonvested shares, respectively, awarded under the Pool. The issuance value of these

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2014 AND 2013
(DOLLARS IN THOUSANDS, except share data)

nonvested shares was $115 and $405, respectively, and is being amortized over their vesting periods with the unamortized balance included in additional paid in capital in the consolidated balance sheet. During fiscal 2014, 2013 and 2012, $151, $172 and $62, respectively, were recorded as amortization expense. The nonvested shares of common stock issued to employees are included in the outstanding shares of common stock which is used in calculating earnings per share.
In association with the 2002 Option Plan, awards of nonvested shares of the Company's common stock were made to outside directors of the Company. Each outside director is entitled to all voting, dividend and distribution rights during the vesting period. No shares were awarded in fiscal 2014 and fiscal 2013, but during fiscal 2012, shares of nonvested stock awarded was 20,409. The nonvested shares vested on the first anniversary of the date of grant. During fiscal 2014, 2013 and 2012, amortization expenses recorded were $0, $131 and $195, respectively. The nonvested shares of common stock issued to outside directors are included in the outstanding shares of common stock which is used in calculating earnings per share.
The fair value of each incentive stock option and each stock appreciation right grant was estimated at the grant date using the Black-Scholes option-pricing model.  There were no issuances in fiscal 2014, 2013 and 2012.
Stock option activity for the fiscal year ended June 30, 2014, was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Beginning Balance	35,772	$15.16
Granted	—	—
Forfeited	(3,973)	14.88
Expired	(7,267)	14.75
Exercised	—	—
Ending Balance	24,532	$15.32	0.38	$—
Vested and exercisable at June 30	24,532	$15.32	0.38	$—

Stock appreciation rights activity for the fiscal year ended June 30, 2014, was as follows:

	SARs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Beginning Balance	101,709	$13.56
Granted	—	—
Forfeited	(5,786)	15.43
Exercised	(6,526)	12.48
Ending Balance	89,397	$13.52	4.60	$80
Vested and exercisable at June 30	89,397	$13.52	4.60	$80
The Company applied a forfeiture rate of 22.0% when calculating the amount of options and stock appreciation rights expected to vest at June 30, 2014. This rate is based upon historical activity and will be revised if necessary in subsequent periods if actual forfeitures differ from these estimates. The total intrinsic value of options exercised was $6, $22 and $35, respectively, during fiscal 2014, 2013 and 2012, while amortization (credit) expense was recorded of $(5), $41 and $65, respectively. At June 30, 2014, there was no unrecognized compensation cost related to nonvested SARs awards. No cash was received from the exercise of options and SARs for fiscal 2014, but fiscal 2013 and 2012 reported $43 and $175, respectively. There were no cashless option exercises or related tax benefit realized for fiscal 2014, 2013 and 2012. The company generally uses treasury shares to satisfy stock option exercises.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2014 AND 2013
(DOLLARS IN THOUSANDS, except share data)

Nonvested share activity for the fiscal years ended June 30, follows:

	2014		2013		2012
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested Balance, beginning	30,019	$12.15	62,281	$11.76	37,810	$11.77
Granted	—	—	9,000	12.75	53,559	11.75
Vested	(18,325)	12.25	(39,854)	11.67	(25,952)	11.61
Forfeited	—	—	(1,408)	12.28	(3,136)	12.92
Nonvested Balance, ending	11,694	$11.99	30,019	$12.15	62,281	$11.76

Pretax compensation expense recognized for nonvested shares for fiscal 2014, 2013 and 2012 was $126, $209 and $123, respectively, which produced related tax benefits of $43, $71 and $47, respectively. At June 30, 2014, there was $166 of total unrecognized compensation cost related to nonvested shares granted under the 2002 Option Plan. That cost is expected to be recognized over a weighted-average period of eight months. The total fair value of shares vested during fiscal 2014, 2013 and 2012, was $242, $255 and $94, respectively.
In association with the 2002 Option Plan, awards of nonvested shares of the Company's common stock were made to outside directors of the Company during fiscal 2012. Each outside director was entitled to all voting, dividend and distribution rights during the vesting period. No pretax compensation expense was recognized for nonvested shares for fiscal 2014, while recoded amortization expense in fiscal 2013 and 2012 was $131 and $195, respectively, which produced related tax benefits of $45 and $74, respectively. At June 30, 2014, there was no unrecognized compensation cost related to nonvested shares. No shares vested during fiscal 2014 and the total fair value of shares vested during fiscal 2013 and 2012 was $259 and $207, respectively.

NOTE 18—ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of accumulated other comprehensive loss during fiscal years ended June 30, are as follows:

	2014	2013	2012
Unrealized (loss) gain on securities available for sale, net of related tax benefit (provision) of $873, $849 and ($1,630)	$(1,423)	$(1,385)	$2,659
Unrealized (loss) on defined benefit plan, net of related tax benefit of $859, $1,193 and $828	(1,402)	(1,946)	(1,351)
Unrealized (loss) on cash flow hedging activities, net of related tax benefit of $323, $492 and $1,603	(629)	(954)	(2,930)
	$(3,454)	$(4,285)	$(1,622)

The following tables summarize the components of other comprehensive income (loss) balances at June 30, 2014 and 2013, changes and reclassifications out of accumulated other comprehensive income (loss) during the fiscal years ended June 30, 2014 and 2013. The amounts reclassified from accumulated other comprehensive income for the investment securities available for sale are included in net gain on sale of investment securities on the consolidated statements of income, while the amounts reclassified from cash flow hedging activities are a component of other noninterest income on the consolidated statements of income.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2014 AND 2013
(DOLLARS IN THOUSANDS, except share data)

Fiscal Year 2014	Investment Securities Available for Sale	Defined Benefit Plan	Cash Flow Hedging Activities	Accumulated Other Comprehensive Loss
Balance July 1, 2013	$(1,385)	$(1,946)	$(954)	$(4,285)
Other comprehensive income (loss) before reclassifications	591	878	494	1,963
Amounts reclassified from accumulated other comprehensive (loss)	(653)	—	—	(653)
Income tax (expense) benefit	24	(334)	(169)	(479)
Balance June 30, 2014	$(1,423)	$(1,402)	$(629)	$(3,454)

Fiscal Year 2013	Investment Securities Available for Sale	Defined Benefit Plan	Cash Flow Hedging Activities	Accumulated Other Comprehensive Loss
Balance July 1, 2012	$2,659	$(1,351)	$(2,930)	$(1,622)
Other comprehensive income (loss) before reclassifications	(4,413)	(960)	913	(4,460)
Amounts reclassified from accumulated other comprehensive (loss)	(2,110)	—	2,174	64
Income tax (expense) benefit	2,479	365	(1,111)	1,733
Balance June 30, 2013	$(1,385)	$(1,946)	$(954)	$(4,285)

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
JUNE 30, 2014 AND 2013
(DOLLARS IN THOUSANDS, except share data)

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
Estimated fair values of the Company's financial instruments are as follows:

June 30, 2014		Fair Value Measurements
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$24,256	$24,256	$24,256	$—	$—
Investment securities	368,385	368,747	14	368,733	—
Correspondent bank stock	6,367	6,367	—	6,367	—
Loans held for sale	6,173	6,173	—	6,173	—
Net loans and leases receivable	801,444	802,104	—	22,251	779,853
Accrued interest receivable	5,407	5,407	—	5,407	—
Servicing rights, net	11,218	12,092	—	—	12,092
Interest rate swap contracts	739	739	—	739	—
Financial liabilities
Deposits	999,174	999,233	—	—	999,233
Interest rate swap contracts	1,691	1,691	—	1,691	—
Borrowed funds	120,643	127,104	—	127,104	—
Subordinated debentures payable to trusts	24,837	29,028	—	—	29,028
Accrued interest payable and advances by borrowers for taxes and insurance	14,859	14,859	—	14,859	—

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2014 AND 2013
(DOLLARS IN THOUSANDS, except share data)

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

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2014 AND 2013
(DOLLARS IN THOUSANDS, except share data)

determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.
The table below presents the Company's balances of financial instruments measured at fair value on a recurring basis by level within the hierarchy at June 30, 2014:

	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total at Fair Value
Securities available for sale
Debt securities:
U.S. government agencies	$—	$12,114	$—	$12,114
Municipal bonds	—	9,091	—	9,091
Equity securities:
Federal Ag Mortgage	14	—	—	14
Other investments	—	253	—	253
Agency residential mortgage-backed securities	—	327,406	—	327,406
Securities available for sale	14	348,864	—	348,878
Net loans and leases receivable	—	(101)	—	(101)
Interest rate swap contracts	—	739	—	739
Total assets	14	349,502	—	349,516
Interest rate swaps contracts	—	1,691	—	1,691
Total liabilities	$—	$1,691	$—	$1,691

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
JUNE 30, 2014 AND 2013
(DOLLARS IN THOUSANDS, except share data)

The table below presents the Company's balances of financial instruments measured at fair value on a nonrecurring basis by level within the hierarchy at June 30, 2014:

	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fiscal 2014 Incurred Losses(Gains)
Impaired loans	$—	$22,352	$5,434	$(2,042)
Mortgage servicing rights	—	—	11,218	(1,249)
Foreclosed real estate and other properties	—	—	111	13

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
The Credit Administration department evaluates the valuations on impaired loans and foreclosed real estate monthly. The results of these valuations are reviewed at least quarterly by the internal Asset Classification Committee and are considered in the overall calculation of the allowance for loan and lease losses. Unobservable inputs are monitored and adjusted if market conditions change.
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

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2014 AND 2013
(DOLLARS IN THOUSANDS, except share data)

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
For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis at June 30, 2014, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Averages)
Impaired loans	$5,434	Discounted cash flow	Discount rate	3.3% - 10.0% (6.5%)
			Principal loss probability	0.0% - 18.0% (6.7%)

		Collateral valuation	Discount from appraised value	0.0% - 62.1% (31.0%)
			Costs to sell	5.2% - 18.3% (12.5%)

Servicing rights, net	11,218	Discounted cash flow	Constant prepayment rate	8.6%
			Discount rate	10.5%

Foreclosed real estate and other properties	111	Collateral valuation	Costs to sell	9.0%
For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis at June 30, 2013, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Averages)
Impaired loans	$6,133	Discounted cash flow	Discount rate	3.3% - 10.0% (4.9%)
			Principal loss probability	0.0% - 35.0% (13.8%)

		Collateral valuation	Discount from appraised value	0.0% - 67.3% (11.3%)
			Costs to sell	3.5% - 7.5%

Servicing rights, net	10,987	Discounted cash flow	Constant prepayment rate	13.5%
			Discount rate	10.0%

Foreclosed real estate and other properties	—	Collateral valuation	Costs to sell	—%

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2014 AND 2013
(DOLLARS IN THOUSANDS, except share data)

NOTE 20—COMMITMENTS, CONTINGENCIES AND CREDIT RISK
The Bank originates first mortgage, consumer and other loans in our coverage area and holds residential and commercial real estate loans which were purchased from other originators of loans located throughout the United States. Collateral for substantially all consumer loans are security agreements and/or Uniform Commercial Code ("UCC") filings on the purchased asset. Unused lines of credit amounted to $205,544 and $192,434 at June 30, 2014 and 2013, respectively. Unused letters of credit amounted to $2,002 and $3,656 at June 30, 2014 and 2013, respectively. The lines of credit and letters of credit are collateralized in substantially the same manner as loans receivable.
The Bank had outstanding commitments to originate or purchase loans of $28,322 and to sell loans of $6,173 at June 30, 2014. The portion of commitments to originate or purchase fixed rate loans totaled $19,349 with a range in interest rates of 3.1% to 5.5%. At June 30, 2014, the Bank had no outstanding commitments to purchase investment securities and no commitments to sell investment securities. No losses are expected to be sustained in the fulfillment of any of these commitments.
At June 30, 2014, the Bank had an allowance for credit losses on off-balance sheet credit exposures of $101, as compared to $90 at June 30, 2013. This amount is maintained as a separate liability account to cover estimated potential credit losses associated with off-balance sheet credit instruments such as off-balance sheet loan commitments, standby letters of credit, and guarantees. The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, based upon consultation with legal counsel, the ultimate disposition of these matters will not have a materially adverse effect on the Company's consolidated financial position.
Losses on mortgage loans previously sold are recorded when the Bank indemnifies or repurchases mortgage loans previously sold. The representations and warranties in our loan sale agreements provide that we repurchase or indemnify the investors for losses or costs on loans we sell under certain limited conditions. Some of these conditions include underwriting errors or omissions, fraud or material misstatements by the borrower in the loan application or invalid market value on the collateral property due to deficiencies in the appraisal. In addition to these representations and warranties, our loan sale contracts define a condition in which the borrower defaults during a short period of time, typically up to 90 days, as an Early Payment Default (“EPD”). In the event of an EPD, we are required to return the premium paid by the investor for the loan as well as certain administrative fees, and in some cases repurchase the loan or indemnify the investor.  At June 30, 2014, the Company supported a $35 recourse liability for mortgage loans sold for losses of this type. No recourse liability was recorded at June 30, 2013.

NOTE 21—CASH FLOW INFORMATION
Changes in other assets and liabilities for the fiscal years ended June 30, consist of:

	2014	2013	2012
(Increase) decrease in accrued interest receivable	$(106)	$130	$2,176
Earnings on cash value of life insurance	(679)	(689)	(572)
Deferred income taxes (credits)	(522)	(13)	1,483
Increase (decrease) in net deferred loan fees and other assets	1,314	893	(3,679)
(Decrease) in accrued expenses and other liabilities	(1,651)	(2,092)	(114)
	$(1,644)	$(1,771)	$(706)
Supplemental Disclosure of Cash Flows Information
Cash payments for interest	$9,494	$10,980	$14,840
Cash payments for income and franchise taxes	3,386	759	2,914
Supplemental Disclosure of Noncash Investing and Financing Activities
Foreclosed real estate and other properties acquired in settlement of loans	$532	$30	$2,783

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2014 AND 2013
(DOLLARS IN THOUSANDS, except share data)

NOTE 22—FINANCIAL INFORMATION OF HF FINANCIAL CORP. (PARENT ONLY)
The Company's condensed balance sheets at June 30 and related condensed statements of income and cash flows for the fiscal years ended June 30, are as follows:
Condensed Statements of Financial Condition

	2014	2013
Assets
Cash primarily with the Bank	$3,948	$4,186
Investments in subsidiaries	122,411	118,190
Investment securities	250	250
Other	1,483	1,689
	$128,092	$124,315
Liabilities
Other borrowings	$24,837	$24,837
Other liabilities	1,603	2,207
Stockholders' equity	101,652	97,271
	$128,092	$124,315
Condensed Statements of Income

	2014	2013	2012
Dividends from subsidiaries	$4,750	$5,700	$4,500
Interest and other income	23	177	89
Expenses	(2,589)	(3,174)	(4,406)
Income tax benefit, net of franchise taxes	819	967	1,415
Equity in undistributed income of subsidiaries	3,599	2,200	3,567
Net income	$6,602	$5,870	$5,165

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2014 AND 2013
(DOLLARS IN THOUSANDS, except share data)

Condensed Statements of Cash Flows

	2014	2013	2012
Cash Flows From Operating Activities
Net income	$6,602	$5,870	$5,165
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	10	10	10
Equity in (earnings) of subsidiaries	(8,349)	(7,901)	(8,067)
Cash dividends received from subsidiaries	4,750	5,700	4,500
Loss on termination of swap agreements	—	718	—
(Gain) on extinguishment of subordinated debentures	—	(870)	—
Increase (decrease) in liabilities	(604)	(1,724)	1,305
Other, net	521	918	(115)
Net cash provided by operating activities	2,930	2,721	2,798
Cash Flows From Investing Activities
Capital contribution to the Bank	—	—	—
Net cash used in investment activities	—	—	—
Cash Flows From Financing Activities
Cash dividends paid	(3,174)	(3,175)	(3,148)
Proceeds from issuance of common stock	6	42	174
Extinguishment of subordinated debentures	—	(2,130)	—
Net cash used in financing activities	(3,168)	(5,263)	(2,974)
Increase (decrease) in cash	(238)	(2,542)	(176)
Cash at beginning of period	4,186	6,728	6,904
Cash at end of period	$3,948	$4,186	$6,728

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2014 AND 2013
(DOLLARS IN THOUSANDS, except share data)

NOTE 23—QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Fiscal Year 2014
Total interest income	$9,199	$10,143	$10,497	$10,305
Net interest income	6,776	7,787	8,325	8,169
Provision (benefit) for losses on loans and leases	276	(257)	260	328
Net income	979	2,170	1,973	1,480
Net income available for common shareholders	979	2,170	1,973	1,480
Basic earnings per share	0.14	0.31	0.28	0.21
Diluted earnings per share	0.14	0.31	0.28	0.21

Fiscal Year 2013
Total interest income	$10,243	$9,832	$9,643	$9,273
Net interest income	7,348	7,170	7,100	6,766
Provision (benefit) for losses on loans and leases	(300)	128	—	443
Net income	2,077	1,033	1,405	1,355
Net income available for common shareholders	2,077	1,033	1,405	1,355
Basic earnings per share	0.29	0.15	0.20	0.19
Diluted earnings per share	0.29	0.15	0.20	0.19

NOTE 24—SUBSEQUENT EVENTS
Management has evaluated subsequent events for potential disclosure or recognition through September 12, 2014. There are no subsequent events that occurred that require additional disclosure.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
Not applicable.

Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of June 30, 2014, an evaluation was performed by the Company's management, including the Company's President and Chief Executive Officer and the Company's Senior Vice President, Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) to provide reasonable assurance that information required to be disclosed in the reports the Company files and submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Based upon that evaluation, the Company's President and Chief Executive Officer and the Company's Senior Vice President, Chief Financial Officer and Treasurer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2014.
Management's Report on Internal Control over Financial Reporting
Management's report on internal control over financial reporting is included in Part II, Item 8 "Financial Statements and Supplementary Data," and is furnished herein.

Changes in Internal Control Over Financial Reporting
There were no changes in the Company's internal control over financial reporting that occurred during the fourth quarter ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.    Other Information
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Directors
Information regarding Directors of the Company is incorporated by reference from the discussion under the heading "Information with Respect to Nominees and Continuing Directors" in the Company's Proxy Statement for the 2014 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after June 30, 2014 (the "2014 Proxy Statement").
Executive Officers
Information regarding Executive Officers of the Company is contained in Part I, Item 1 "Business" of this Form 10-K pursuant to Instruction 3 to Item 401(b) of Regulation S-K, and is incorporated by reference herein.
Compliance with Section 16(a) of the Exchange Act
Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference from the discussion under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's 2014 Proxy Statement.
Code of Ethics
Information regarding the Company's Code of Conduct and Ethics is incorporated by reference from the discussion under the heading "Code of Conduct and Ethics" in the Company's 2014 Proxy Statement.
Director Nominations
Information regarding material changes, if any, to the procedures by which the Company's stockholders may recommend nominees to the Company's Board of Directors is incorporated by reference from the discussion under the heading "Director Nominations" in the Company's 2014 Proxy Statement.
Audit Committee and Audit Committee Financial Expert
Information regarding the Company's Audit Committee and Audit Committee Financial Expert is incorporated by reference from the discussion under the heading "Meetings of the Board of Directors, Committees of the Board of Directors and Independent Directors" in the Company's 2014 Proxy Statement.

Item 11.    Executive Compensation
Information regarding executive compensation and other related disclosures required by this Item are incorporated by reference from the discussion under the headings "Compensation Discussion and Analysis," "Personnel, Compensation and Benefits Committee Report," "Executive Compensation," "Director Compensation" and "Personnel, Compensation and Benefits Committee Interlocks and Insider Participation" in the Company's 2014 Proxy Statement.

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

Information concerning security ownership of certain beneficial owners and management is incorporated by reference from the discussion under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Company's 2014 Proxy Statement.

Item 13.    Certain Relationships and Related Transactions, and Director Independence
Certain Transactions
Information concerning transactions with related persons and the review, approval or ratification thereof is incorporated by reference from the discussion under the headings "Transactions with Related Persons" and "Policy on Review, Approval or Ratification of Transactions with Related Persons" in the Company's 2014 Proxy Statement.
Information concerning director independence is incorporated by reference from the discussion under the headings "Meetings of the Board of Directors, Committees of the Board of Directors and Independent Directors" in the Company's 2014 Proxy Statement.

Item 14.    Principal Accountant Fees and Services
Information concerning the fees for professional services rendered by the Company's registered public accounting firm and the pre-approval policies and procedures of the Company's Audit Committee is incorporated by reference from the discussion under the heading "Proposal No. IV—Ratification of Independent Registered Public Accounting Firm" in the Company's 2014 Proxy Statement.

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

HF FINANCIAL CORP.
Date:	September 12, 2014	By:	/s/ STEPHEN M. BIANCHI
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

Name	Title	Date

/s/ STEPHEN M. BIANCHI	President and Chief Executive Officer (Principal Executive and Operating Officer)	September 12, 2014
Stephen M. Bianchi

/s/ BRENT R. OLTHOFF	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	September 12, 2014
Brent R. Olthoff

/s/ MICHAEL M. VEKICH	Chairman	September 12, 2014
Michael M. Vekich

/s/ JAMES W. ABBOTT	Director	September 12, 2014
James W. Abbott

/s/ ROBERT L. HANSON	Director	September 12, 2014
Robert L. Hanson

/s/ DAVID J. HORAZDOVSKY	Director	September 12, 2014
David J. Horazdovsky

/s/ JOHN W. PALMER	Director	September 12, 2014
John W. Palmer

/s/ THOMAS L. VAN WYHE	Director	September 12, 2014
Thomas L. Van Wyhe

Exhibit Index

Exhibit Number	Description
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

10.17
Promissory Note dated October 1, 2010 and Addendum to Promissory Note and Commercial Pledge Agreement by and between the Company and United Bankers' Bank (incorporated herein by reference to Exhibit 10.3 from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 and filed with the SEC on November 12, 2010, file no. 033-44383).

10.18+
Home Federal Bank Seventh Amended and Restated Long-Term Incentive Plan (including Fiscal Year 2013 Form of Cash Award Agreement) (incorporated herein by reference to Exhibit 10.30 from the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2012, file no. 033-44383).

10.19+
Amended and Restated Employment Agreement between Stephen M. Bianchi and Home Federal Bank, dated March 27, 2013 (incorporated herein by reference to Exhibit 10.1 from the Company's Current Report on Form 8-K dated March 27, 2013 and filed with the SEC on April 2, 2013, file no. 033-44383).

10.20+
Amended and Restated Change-in-Control Agreement between Stephen M. Bianchi and Home Federal Bank, dated March 27, 2013 (incorporated herein by reference to Exhibit 10.2 from the Company's Current Report on Form 8-K dated March 27, 2013 and filed with the SEC on April 2, 2013, file no. 033-44383).

10.21+
Employment Agreement between Brent R. Olthoff and Home Federal Bank, dated March 27, 2013 (incorporated herein by reference to Exhibit 10.3 from the Company's Current Report on Form 8-K dated March 27, 2013 and filed with the SEC on April 2, 2013, file no. 033-44383).

10.22+
Change-in-Control Agreement between Brent R. Olthoff and Home Federal Bank, dated March 27, 2013 (incorporated herein by reference to Exhibit 10.4 from the Company's Current Report on Form 8-K dated March 27, 2013 and filed with the SEC on April 2, 2013, file no. 033-44383).

10.23+
Employment Agreement between Michael Westberg and Home Federal Bank, dated March 27, 2013 (incorporated herein by reference to Exhibit 10.5 from the Company's Current Report on Form 8-K dated March 27, 2013 and filed with the SEC on April 2, 2013, file no. 033-44383).

10.24+
Change-in-Control Agreement between Michael Westberg and Home Federal Bank, dated March 27, 2013 (incorporated herein by reference to Exhibit 10.6 from the Company's Current Report on Form 8-K dated March 27, 2013 and filed with the SEC on April 2, 2013, file no. 033-44383).

10.25+
Employment Agreement between Jon M. Gadberry and Home Federal Bank, dated March 27, 2013 (incorporated herein by reference to Exhibit 10.7 from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, file no. 033-44383).

10.26+
Change-in-Control Agreement between Jon M. Gadberry and Home Federal Bank, dated March 27, 2013 (incorporated herein by reference to Exhibit 10.8 from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, file no. 033-44383).

10.27+
Employment Agreement between Natalie A. Sundvold and Home Federal Bank, dated March 27, 2013 (incorporated herein by reference to Exhibit 10.9 from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, file no. 033-44383).

10.28+
Employment Agreement between Pamela F. Russo and Home Federal Bank, dated March 27, 2013 (incorporated herein by reference to Exhibit 10.10 from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, file no. 033-44383).

10.29+
Change-in-Control Agreement between Pamela F. Russo and Home Federal Bank, dated March 27, 2013 (incorporated herein by reference to Exhibit 10.11 from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, file no. 033-44383).

10.30+
Separation Agreement between Home Federal Bank and Natalie A. Sundvold, dated September 24, 2013 (incorporated by reference to Exhibit 10.1 from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, file no. 033-44383).

10.31+
Home Federal Bank Amended and Restated Short-Term Incentive Plan (as amended and restated effective July 1, 2013) (incorporated by reference to Exhibit 10.1 from the Company's Current Report on Form 8-K dated September 25, 2013 and filed with the SEC on September 30, 2013, file no. 033-44383).

10.32+
Home Federal Bank Eighth Amended and Restated Long-Term Incentive Plan (including Form of Phantom Stock Award Agreement) (incorporated by reference to Exhibit 10.2 from the Company's Current Report on Form 8-K dated September 25, 2013 and filed with the SEC on September 30, 2013, file no. 033-44383).

10.33
Promissory Note dated October 1, 2013, by and between the Company and United Bankers' Bank (incorporated herein by reference to Exhibit 10.4 from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, file no. 033-44383)

10.34+
Second Amended and Restated Employment Agreement between Stephen M. Bianchi and Home Federal Bank, dated March 13, 2014 (incorporated by reference to Exhibit 10.1 from the Company's Current Report on Form 8-K dated March 13, 2014, and filed with the SEC on March 17, 2014, file no. 033-44383).

10.35+
Renewal Addendum No. 1 to Employment Agreement between Brent R. Olthoff and Home Federal Bank, dated March 27, 2013 (incorporated by reference to Exhibit 10.2 from the Company's Current Report on Form 8-K dated March 13, 2014, and filed with the SEC on March 17, 2014, file no. 033-44383).

10.36+
Renewal Addendum No. 1 to Employment Agreement between Michael Westberg and Home Federal Bank, dated March 27, 2013 (incorporated by reference to Exhibit 10.3 from the Company's Current Report on Form 8-K dated March 13, 2014, and filed with the SEC on March 17, 2014, file no. 033-44383).

10.37+
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