Form 10-Q
period 2014-09-30
HF FINANCIAL CORP
filed 2014-11-07
CIK 881790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of October 31, 2014, there were 7,055,440 shares of the registrant's common stock outstanding.

Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements
HF FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(DOLLARS IN THOUSANDS, except share data)

	September 30, 2014	June 30, 2014
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents	$19,614	$24,256
Investment securities available for sale	324,221	348,878
Investment securities held to maturity	20,338	19,507
Correspondent bank stock	7,257	6,367
Loans held for sale	9,163	6,173

Loans and leases receivable	817,270	811,946
Allowance for loan and lease losses	(10,379)	(10,502)
Loans and leases receivable, net	806,891	801,444

Accrued interest receivable	6,642	5,407
Office properties and equipment, net of accumulated depreciation	13,502	13,805
Foreclosed real estate and other properties	124	180
Cash value of life insurance	20,814	20,644
Servicing rights, net	11,060	11,218
Goodwill and intangible assets, net	4,803	4,830
Other assets	12,869	12,020
Total assets	$1,257,298	$1,274,729
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits	$954,292	$999,174
Advances from Federal Home Loan Bank and other borrowings	142,864	120,643
Subordinated debentures payable to trusts	24,837	24,837
Advances by borrowers for taxes and insurance	18,440	13,683
Accrued expenses and other liabilities	14,260	14,740
Total liabilities	1,154,693	1,173,077
Stockholders' equity
Preferred stock, $.01 par value, 500,000 shares authorized, none outstanding	—	—
Series A Junior Participating Preferred Stock, $1.00 stated value, 50,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, 10,000,000 shares authorized, 9,138,895 shares issued at September 30, 2014 and June 30, 2014	91	91
Additional paid-in capital	46,246	46,218
Retained earnings, substantially restricted	90,712	89,694
Accumulated other comprehensive (loss), net of related deferred tax effect	(3,547)	(3,454)
Less cost of treasury stock, 2,083,455 shares at September 30, 2014 and June 30, 2014	(30,897)	(30,897)
Total stockholders' equity	102,605	101,652
Total liabilities and stockholders' equity	$1,257,298	$1,274,729
See accompanying notes to unaudited consolidated financial statements.

HF FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

	Three Months Ended
	September 30,
	2014	2013
Interest, dividend and loan fee income:
Loans and leases receivable	$9,160	$8,302
Investment securities and interest-earning deposits	1,206	897
	10,366	9,199
Interest expense:
Deposits	916	1,016
Advances from Federal Home Loan Bank and other borrowings	1,164	1,407
	2,080	2,423
Net interest income	8,286	6,776
Provision (benefit) for losses on loans and leases	(22)	276
Net interest income after provision for losses on loans and leases	8,308	6,500
Noninterest income:
Fees on deposits	1,599	1,668
Loan servicing income, net	370	620
Gain on sale of loans	547	794
Earnings on cash value of life insurance	207	205
Trust income	223	203
Commission and insurance income	419	323
Gain on sale of securities, net	34	273
Loss on disposal of closed-branch fixed assets	(163)	—
Other	105	95
	3,341	4,181
Noninterest expense:
Compensation and employee benefits	5,251	5,490
Occupancy and equipment	1,043	1,042
FDIC insurance	215	207
Check and data processing expense	833	735
Professional fees	640	726
Marketing and community investment	372	314
Foreclosed real estate and other properties, net	28	135
Other	639	679
	9,021	9,328
Income before income taxes	2,628	1,353
Income tax expense	816	374
Net income	$1,812	$979

Basic earnings per common share	$0.26	$0.14
Diluted earnings per common share	0.26	0.14
Dividend declared per common share	0.11	0.11
See accompanying notes to unaudited consolidated financial statements.

HF FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

	Three Months Ended
	September 30,
	2014	2013
Net income	$1,812	$979
Other comprehensive income (loss), net of tax:
Investment securities available for sale:
Change in unrealized (losses) on other securities	(280)	(2,178)
Reclassification adjustment:
Investment security (gains) recognized in earnings	(34)	(273)
Income tax benefit	119	931
Other comprehensive (loss) on investment securities available for sale	(195)	(1,520)
Cash flow hedging activities-interest rate swap contracts:
Net unrealized gains	153	96
Reclassification adjustment:
Income tax (expense)	(51)	(33)
Other comprehensive income on cash flow hedging activities-interest rate swap contracts	102	63
Total other comprehensive (loss)	(93)	(1,457)
Comprehensive income (loss)	$1,719	$(478)
See accompanying notes to unaudited consolidated financial statements.

HF FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

	Three Months Ended
	September 30,
	2014	2013
Cash Flows From Operating Activities
Net income	$1,812	$979
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision (benefit) for losses on loans and leases	(22)	276
Provision (benefit) for allowance on servicing rights	—	(375)
Depreciation	411	445
Amortization of intangible assets	27	27
Amortization of discounts and premiums on investment securities and other	1,516	2,412
Amortization of stock-based compensation	28	59
Net change in loans held for resale	(2,443)	4,646
(Gain) on sale of loans	(547)	(794)
Realized (gain) on sale of investment securities, net	(34)	(273)
Loss and provision for losses on foreclosed real estate and other properties, net	1	88
Loss on disposal of office properties and equipment, net	163	—
Change in other assets and liabilities	(2,821)	(1,614)
Net cash provided by (used in) operating activities	(1,909)	5,876
Cash Flows From Investing Activities
Net change in loans and leases outstanding	(5,356)	(65,073)
Purchases of investment securities	(4,633)	(32,423)
Proceeds from sales, maturities and repayments of investment securities	27,049	60,708
Purchases of correspondent bank stock	(6,165)	(9,205)
Proceeds from redemption of correspondent bank stock	5,275	10,565
Purchases of office properties and equipment	(271)	(206)
Proceeds from sale of foreclosed real estate and other properties	66	374
Net cash provided by (used in) investment activities	15,965	(35,260)
Cash Flows From Financing Activities
Net increase (decrease) in deposits	(44,882)	45,490
Proceeds of advances from Federal Home Loan Bank and other borrowings	171,036	247,663
Payments on advances from Federal Home Loan Bank and other borrowings	(148,815)	(262,884)
Increase in advances by borrowers	4,757	4,444
Cash dividends paid	(794)	(793)
Net cash provided by (used in) financing activities	(18,698)	33,920
Increase (decrease) in cash and cash equivalents	(4,642)	4,536
Cash and Cash Equivalents
Beginning	24,256	21,352
Ending	$19,614	$25,888

Supplemental Disclosure of Cash Flows Information
Cash payments for interest	$2,185	$2,606
Cash payments for income and franchise taxes	177	210
See accompanying notes to unaudited consolidated financial statements.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

NOTE 1—SELECTED ACCOUNTING POLICIES

Basis of Financial Statement Presentation

The consolidated financial information of HF Financial Corp. (the “Company”) and its wholly-owned subsidiaries included in this Quarterly Report on Form 10-Q is unaudited. Interim consolidated financial statements and the notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include certain information and footnote disclosures required by U.S. generally accepted accounting principles (“GAAP”) for complete annual financial statements. Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2014 (“fiscal 2014”), filed with the SEC.
The accompanying consolidated balance sheet as of June 30, 2014, which has been derived from audited financial statements, and the unaudited consolidated interim financial statements have been prepared in accordance with GAAP and reflect all adjustments that are, in the opinion of management, necessary for the fair presentation of the financial position and results of operations for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending June 30, 2015.
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

Management has evaluated subsequent events for potential disclosure or recognition through November 7, 2014, the date of the filing of the consolidated financial statements with the Securities and Exchange Commission.

Reclassification

Certain balances in the consolidated financial statements from prior periods have been reclassified to conform to the current period's presentation.

NOTE 2—REGULATORY CAPITAL
The following table summarizes the Bank's compliance with its minimum regulatory capital requirements at September 30, 2014:

	Amount	Percent
Tier I (core) capital (to adjusted total assets):
Required	$62,591	5.00%
Actual	121,461	9.70
Excess over required	58,870	4.70

Total risk-based capital (to risk-weighted assets):
Required	90,912	10.00
Actual	131,789	14.50
Excess over required	40,877	4.50

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
Following is a reconciliation of the income available to common shareholders and common stock share amounts used in the calculation of basic and diluted EPS for the periods presented:

	Three Months Ended
	September 30,
	2014	2013
Net income	$1,812	$979

Basic EPS:
Weighted average number of common shares outstanding	7,055,440	7,055,020
Basic earnings per common share	$0.26	$0.14

Diluted EPS:
Weighted average number of common shares outstanding	7,055,440	7,055,020
Common share equivalents—Stock Options / Stock Appreciation Rights (SARs) under employee compensation plans/warrant	4,602	2,418
Weighted average number of common shares and common share equivalents	7,060,042	7,057,438
Diluted earnings per common share	$0.26	$0.14

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

NOTE 4—INVESTMENT SECURITIES
The amortized cost and fair value of investment securities classified as available for sale and held to maturity according to management's intent, are as follows:

	September 30, 2014
	Adjusted Carrying Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Investment securities available for sale:
Debt securities:
U.S. government agencies	$12,052	$60	$(47)	$12,065
Municipal bonds	7,464	65	(15)	7,514
	19,516	125	(62)	19,579
Equity securities:
FNMA(1)	—	—	—	—
Federal Ag Mortgage	7	7	—	14
Other investments	253	—	—	253
	260	7	—	267
Agency residential mortgage-backed securities	307,055	865	(3,545)	304,375
Total investment securities available for sale	$326,831	$997	$(3,607)	$324,221

Investment securities held to maturity:
Municipal bonds	$18,418	$407	$(9)	$18,816
Agency residential mortgage-backed securities	1,920	27	—	1,947
Total investment securities held to maturity	$20,338	$434	$(9)	$20,763
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

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

The following tables present the fair value and age of gross unrealized losses by investment category:

	September 30, 2014
	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Investment securities available for sale:
Debt securities:
U.S. government agencies	$—	$—	$1,452	$(47)	$1,452	$(47)
Municipal bonds	837	(1)	1,047	(14)	1,884	(15)
	837	(1)	2,499	(61)	3,336	(62)
Agency residential mortgage-backed securities	82,709	(428)	142,056	(3,117)	224,765	(3,545)
Total investment securities available for sale	$83,546	$(429)	$144,555	$(3,178)	$228,101	$(3,607)

Investment securities held to maturity:
Municipal bonds	$1,166	$(9)	$115	$—	$1,281	$(9)
Agency residential mortgage-backed securities	—	—	—	—	—	—
Total investment securities held to maturity	$1,166	$(9)	$115	$—	$1,281	$(9)

	June 30, 2014
	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Investment securities available for sale:
Debt securities:
U.S. government agencies	$—	$—	$1,455	$(45)	$1,455	$(45)
Municipal bonds	—	—	1,381	(18)	1,381	(18)
	—	—	2,836	(63)	2,836	(63)
Agency residential mortgage-backed securities	70,141	(290)	152,308	(3,204)	222,449	(3,494)
Total investment securities available for sale	$70,141	$(290)	$155,144	$(3,267)	$225,285	$(3,557)

Investment securities held to maturity:
Municipal bonds	$1,328	$(9)	$—	$—	$1,328	$(9)
Agency residential mortgage-backed securities	—	—	—	—	—	—
Total investment securities held to maturity	$1,328	$(9)	$—	$—	$1,328	$(9)

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

 The unrealized losses reported for U.S. government agencies relate to one security issued by the Federal Home Loan Bank ("FHLB"). The unrealized losses are primarily attributable to changes in interest rates and the contractual cash flows of these investments which are guaranteed by an agency of the U.S. government. Management does not believe the unrealized losses at September 30, 2014 represent an other-than-temporary impairment for this investment. The Company does not have the intent to sell this security (has not made a decision to sell) and has assessed that it is not more likely than not that the Company will be required to sell this security before anticipated recovery of fair value.
The unrealized losses reported for municipal bonds relate to nine available for sale and six held to maturity municipal general obligation or revenue bonds. The unrealized losses are primarily attributed to changes in credit spreads or market interest rate increases since the securities were originally acquired, rather than due to credit or other causes. Management does not believe any individual unrealized losses as of September 30, 2014, represent an other-than-temporary impairment for these investments. The Company does not have the intent to sell these securities (has not made a decision to sell) and has assessed that it is not more likely than not that the Company will be required to sell these securities before anticipated recovery of fair value.
The unrealized losses reported for agency residential mortgage-backed securities relate to 128 available for sale securities issued by Federal National Mortgage Association ("FNMA"), the Government National Mortgage Association ("GNMA"), or the Federal Home Loan Mortgage Corporation ("FHLMC"). These unrealized losses are primarily attributable to changes in interest rates and the contractual cash flows of those investments which are guaranteed by an agency of the U.S. government. Management does not believe any of these unrealized losses as of September 30, 2014, represent an other-than-temporary impairment for those investments. The Company does not have the intent to sell these securities (has not made a decision to sell) and has assessed that it is not more likely than not that the Company will be required to sell these securities before anticipated recovery of fair value.
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

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

The amortized cost and fair values of available for sale and held to maturity debt securities as of September 30, 2014, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$1,866	$1,874	$65	$66
Due after one year through five years	12,207	12,248	2,477	2,509
Due after five years through ten years	5,140	5,146	13,431	13,710
Due after ten years	303	311	2,445	2,531
	19,516	19,579	18,418	18,816
Agency residential mortgage-backed securities	307,055	304,375	1,920	1,947
	$326,571	$323,954	$20,338	$20,763

Equity securities have been excluded from the maturity table above because they do not have contractual maturities associated with debt securities.
Proceeds from the sale of securities available for sale for the first three months of fiscal 2015 were $7,175 and resulted in gains of $34. Proceeds from the sale of securities available for sale for the first three months of fiscal 2014 were $24,710 and resulted in gains of $279 and losses of $6.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

NOTE 5—LOANS AND LEASES RECEIVABLE
Loans and leases receivable by classes within portfolio segments, consist of the following:

	September 30, 2014		June 30, 2014
	Amount	Percent	Amount	Percent
Residential:
One-to four-family	$43,966	5.4%	47,886	5.9%
Construction	5,824	0.7	3,838	0.5
Commercial:
Commercial business (1)	72,466	8.9	82,459	10.2
Equipment finance leases	490	0.1	847	0.1
Commercial real estate:
Commercial real estate	302,896	37.0	294,388	36.3
Multi-family real estate	90,105	11.0	87,364	10.7
Construction	30,700	3.8	22,946	2.8
Agricultural:
Agricultural real estate	81,591	10.0	79,805	9.8
Agricultural business	116,441	14.2	115,397	14.2
Consumer:
Consumer direct	16,476	2.0	17,449	2.1
Consumer home equity	53,391	6.5	56,666	7.0
Consumer overdraft & reserve	2,924	0.4	2,901	0.4
Total loans and leases receivable (2)	$817,270	100.0%	$811,946	100.0%
_____________________________________

(1)	Includes $1,645 and $1,645 tax exempt leases at September 30, 2014 and June 30, 2014, respectively.

(2)	Exclusive of undisbursed portion of loans in process and net of deferred loan fees and discounts.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

The following tables summarize the activity in the allowance for loan and lease losses by portfolio segment for the three months ended:

September 30, 2014
	Residential	Commercial	Commercial Real Estate	Agricultural	Consumer	Total
Balance at beginning of period	$283	$932	$3,819	$3,842	$1,626	$10,502
Charge-offs	—	—	—	—	(141)	(141)
Recoveries	—	7	—	—	33	40
Provisions	(23)	(14)	337	(273)	(49)	(22)
Balance at end of period	$260	$925	$4,156	$3,569	$1,469	$10,379

September 30, 2013
	Residential	Commercial	Commercial Real Estate	Agricultural	Consumer	Total
Balance at beginning of period	$203	$1,558	$2,373	$4,637	$1,972	$10,743
Charge-offs	(7)	(22)	(10)	(98)	(182)	(319)
Recoveries	1	13	—	13	36	63
Provisions	48	102	87	34	5	276
Balance at end of period	$245	$1,651	$2,450	$4,586	$1,831	$10,763

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

The following tables summarize the related statement balances by portfolio segment:

	September 30, 2014
	Residential	Commercial	Commercial Real Estate	Agricultural	Consumer	Total
Allowance for loan and lease losses:
Individually evaluated for impairment	$38	$27	$4	$22	$347	$438
Collectively evaluated for impairment	222	898	4,152	3,547	1,122	9,941
Total allowance for loan and lease losses	$260	$925	$4,156	$3,569	$1,469	$10,379
Loans and leases receivable:
Individually evaluated for impairment	$361	$3,729	$6,867	$13,165	$1,854	$25,976
Collectively evaluated for impairment	49,429	69,227	416,834	184,867	70,937	791,294
Total loans and leases receivable	$49,790	$72,956	$423,701	$198,032	$72,791	$817,270

	June 30, 2014
	Residential	Commercial	Commercial Real Estate	Agricultural	Consumer	Total
Allowance for loan and lease losses:
Individually evaluated for impairment	$41	$38	$4	$15	$385	$483
Collectively evaluated for impairment	242	894	3,815	3,827	1,241	10,019
Total allowance for loan and lease losses	$283	$932	$3,819	$3,842	$1,626	$10,502
Loans and leases receivable:
Individually evaluated for impairment	$164	$4,233	$7,304	$14,742	$1,826	$28,269
Collectively evaluated for impairment	51,560	79,073	397,394	180,460	75,190	783,677
Total loans and leases receivable	$51,724	$83,306	$404,698	$195,202	$77,016	$811,946

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
The following tables summarize the credit quality indicators used to determine the credit quality by class within the portfolio segments:
Credit risk profile by internally assigned grade—Commercial, Commercial real estate and Agricultural portfolio segments

	September 30, 2014				June 30, 2014
	Pass	Special Mention	Substandard	Doubtful	Pass	Special Mention	Substandard	Doubtful
Commercial:
Commercial business	$65,145	$1,687	$6,471	$—	$77,835	$407	$4,431	$—
Equipment finance leases	490	—	—	—	847	—	—	—
Commercial real estate:
Commercial real estate	296,415	1,644	4,837	—	287,066	1,443	5,879	—
Multi-family real estate	82,729	971	6,405	—	79,901	982	6,481	—
Construction	30,700	—	—	—	22,946	—	—	—
Agricultural:
Agricultural real estate	72,889	1,245	7,457	—	70,971	279	8,555	—
Agricultural business	111,939	3,369	1,136	22	111,655	2,209	1,522	15
	$660,307	$8,916	$26,306	$22	$651,221	$5,320	$26,868	$15

Credit risk profile based on payment activity—Residential and Consumer portfolio segments

	September 30, 2014		June 30, 2014
	Performing	Nonperforming	Performing	Nonperforming
Residential:
One-to four- family	$43,532	$434	$47,761	$125
Construction	5,824	—	3,838	—
Consumer:
Consumer direct	16,405	71	17,400	49
Consumer home equity	52,518	873	55,725	941
Consumer OD & reserves	2,924	—	2,901	—
	$121,203	$1,378	$127,625	$1,115

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

The following table summarizes the aging of the past due financing receivables by classes within the portfolio segments and related accruing and nonaccruing balances:

September 30, 2014	Accruing and Nonaccruing Loans					Nonperforming Loans
	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 89 Days	Total Past Due	Current(2)	Recorded Investment >90 Days and Accruing(1)	Nonaccrual Balance	Total
Residential:
One-to four-family	$150	$—	$111	$261	$43,705	$—	$229	$229
Construction	—	—	204	204	5,620	—	204	204
Commercial:
Commercial business	86	—	328	414	72,052	—	2,914	2,914
Equipment finance leases	—	—	—	—	490	—	—	—
Commercial real estate:
Commercial real estate	138	—	—	138	302,758	—	622	622
Multi-family real estate	—	—	7	7	90,098	—	7	7
Construction	—	—	—	—	30,700	—	—	—
Agricultural:
Agricultural real estate	—	—	—	—	81,591	—	6,812	6,812
Agricultural business	—	33	188	221	116,220	—	3,366	3,366
Consumer:
Consumer direct	37	1	5	43	16,433	—	71	71
Consumer home equity	159	123	251	533	52,858	—	873	873
Consumer OD & reserve	6	1	—	7	2,917	—	—	—
Total	$576	$158	$1,094	$1,828	$815,442	$—	$15,098	$15,098
_____________________________________

(1)	Loans accruing and delinquent greater than 90 days have either government guarantees or acceptable loan-to-value ratios.

(2)	Net of deferred loan fees and discounts and exclusive of undisbursed portion of loans in process.

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

At September 30, 2014, the Company had identified $25,976 of loans as impaired which includes performing troubled debt restructurings. A loan is identified as impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement and thus are placed on non-accrual status. Interest income on impaired loans is recognized on a cash basis. The average carrying amount is calculated for each quarter by using the daily average balance, which is then averaged with the other quarters' averages to determine an annual average balance.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

The following table summarizes impaired loans by class of loans and the specific valuation allowance:

	September 30, 2014			June 30, 2014
	Recorded Investment	Unpaid Principal Balance(1)	Related Allowance	Recorded Investment	Unpaid Principal Balance(1)	Related Allowance
With no related allowance recorded:
Construction	$204	$204	$—	$—	$—	$—
Commercial business	3,547	3,547	—	4,032	4,032	—
Commercial real estate	622	622	—	983	983	—
Multi-family real estate	6,221	6,221	—	6,296	6,296	—
Agricultural real estate	9,799	9,799	—	10,945	10,945	—
Agricultural business	3,179	3,179	—	3,481	3,481	—
Consumer direct	9	24	—	10	25	—
Consumer home equity	987	987	—	926	926	—
	24,568	24,583	—	26,673	26,688	—
With an allowance recorded:
One-to four-family	157	157	38	164	164	41
Commercial business	182	182	27	201	201	38
Commercial real estate	24	24	4	25	25	4
Agricultural business	187	187	22	316	316	15
Consumer direct	68	68	66	47	47	31
Consumer home equity	790	790	281	843	843	354
	1,408	1,408	438	1,596	1,596	483
Total:
One-to four-family	157	157	38	164	164	41
Construction	204	204	—	—	—	—
Commercial business	3,729	3,729	27	4,233	4,233	38
Commercial real estate	646	646	4	1,008	1,008	4
Multi-family real estate	6,221	6,221	—	6,296	6,296	—
Agricultural real estate	9,799	9,799	—	10,945	10,945	—
Agricultural business	3,366	3,366	22	3,797	3,797	15
Consumer direct	77	92	66	57	72	31
Consumer home equity	1,777	1,777	281	1,769	1,769	354
	$25,976	$25,991	$438	$28,269	$28,284	$483
_____________________________________

(1)	Represents the borrower's loan obligation, gross of any previously charged-off amounts.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

The following table summarizes the Company's average recorded investment in impaired loans by class of loans and the related interest income recognized for the period indicated:

	Three Months Ended September 30,
	2014		2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
One-to four-family	$161	$1	$298	$1
Commercial business	3,976	13	5,013	11
Commercial real estate	827	1	1,169	2
Multi-family real estate	6,259	70	27	—
Agricultural real estate	10,372	46	11,706	—
Agricultural business	3,582	—	3,876	—
Consumer direct	67	—	14	—
Consumer home equity	1,773	16	1,369	5
	$27,017	$147	$23,472	$19
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
Loans and leases that are considered troubled debt restructurings are factored into the determination of the allowance for loan and lease losses through impaired loan analysis and any subsequent allocation of specific valuation allowance, if applicable. The Company measures impairment on an individual loan and the extent to which a specific valuation allowance is necessary by comparing the loan's outstanding balance to either the fair value of the collateral, less the estimated cost to sell or the present value of expected cash flows, discounted at the loan's effective interest rate. During fiscal 2015, new TDRs consisted of one commercial business loan and nine consumer loans. Of these new TDRs, nine were evaluated for impairment based on collateral adequacy and one was evaluated based on discounted cash flows.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

The following is a summary of the Company's performing troubled debt restructurings which are in-compliance with their modified terms:

September 30, 2014	Number of Contracts(1)	Pre-Modification Recorded Balance	Post-Modification Outstanding Recorded Balance(1)
Residential	2	$157	$157
Commercial business	9	3,298	3,298
Commercial real estate	4	515	515
Agricultural	5	9,682	9,682
Consumer	39	1,700	1,700
	59	$15,352	$15,352

June 30, 2014	Number of Contracts(2)	Pre-Modification Recorded Balance	Post-Modification Outstanding Recorded Balance(2)
Residential	2	$164	$164
Commercial business	8	3,666	3,666
Commercial real estate	4	665	665
Agricultural	5	10,981	10,981
Consumer	31	1,686	1,686
	50	$17,162	$17,162
_____________________________________

(1)	Includes 21 customers, which are in compliance with their restructured terms, that are not accruing interest and have a recorded investment balance of $13,491.

(2)	Includes 21 customers, which are in compliance with their restructured terms, that are not accruing interest and have a recorded investment balance of $15,445.
Excluded from above, at September 30, 2014, the Company had two consumer relationships with a recorded balance of $5 that were originally restructured in fiscal 2014. The consumer loans are not in compliance with their restructured terms and are in nonaccrual status. At June 30, 2014, the Company had one commercial real estate relationship with a recorded balance of $10 that was originally restructured in fiscal 2014 and two consumer relationships with a recorded balance of $6 that were originally restructured in fiscal 2014. Loans can retain their accrual status at the time of their modification if the restructuring is not a result of terminated loan payments. For nonaccruing loans, a minimum of six months of performance related to the restructured terms are required before a loan is returned to accruing status.
New TDRs initially classified as a TDR during the three months ended September 30, were as follows:

	2014			2013
	Number of Contracts	Pre-Modification Recorded Balance	Post-Modification Outstanding Recorded Balance	Number of Contracts	Pre-Modification Recorded Balance	Post-Modification Outstanding Recorded Balance
Residential	—	$—	$—	1	$128	$128
Commercial business	1	11	11	—	—	—
Consumer	9	148	148	1	70	70
	10	$159	$159	2	$198	$198
Ten TDRs were added during the first three months of fiscal 2015. Eight TDRs were negotiated to extend a loan maturity without reducing the interest rate below market rate and two were due to bankruptcy. None of the new TDRs defaulted during

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

the first three months of fiscal 2015. Two TDRs were added during the first three months of fiscal 2014. One TDR was negotiated to extend a loan maturity without reducing the interest rate below market rate and one was due to bankruptcy. One TDR defaulted during the first three months of fiscal 2014.
NOTE 6—LOAN SERVICING
Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition.

	Three Months Ended
	September 30,
	2014	2013
Mortgage servicing rights, beginning	$11,218	$12,236
Additions	225	267
Amortization (1)	(383)	(533)
Mortgage servicing rights, ending	$11,060	$11,970

Valuation allowance, beginning	$—	$(1,249)
(Additions) / reductions (1)	—	375
Valuation allowance, ending	$—	$(874)

Mortgage servicing rights, net	$11,060	$11,096

Servicing fees received	$753	$778
Balance of loans serviced at:
Beginning of period	1,048,671	1,123,012
End of period	1,028,274	1,100,247
_____________________________________

(1)	Changes to carrying amounts are reported net of loan servicing income on the statements of income for the periods presented.
Amortization of servicing rights is adjusted each quarter based upon analysis of portfolio attributes and factors, including an evaluation of historical prepayment activity and prospective industry consensus rates.  For the quarters ended September 30, 2014 and 2013, the constant prepayment rates (CPR) used to calculate the amortization were 8.6% and 13.5%, respectively.  For valuation purposes, management utilized a discount rate of 10.5% and 10.0% at September 30, 2014 and 2013, respectively.  Prepayment speeds utilized at September 30, 2014 and 2013 were 9.1% and 11.2%, respectively, which are used in the calculation of the amortization expense for the subsequent quarter.  Prepayment speeds are analyzed and adjusted each quarter.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

NOTE 7—GOODWILL AND INTANGIBLE ASSETS, NET
The components of goodwill and intangible assets, net, are as follows:

	Three Months Ended
	September 30,
	2014	2013
Goodwill(1)	$4,366	$4,366

Amortizable intangible assets
Customer base(3)	$479	$479
Covenant not to compete(4)	119	119
Total amortizable intangible assets	598	598

Accumulated amortization, beginning	134	26
Amortization expense	27	27
Accumulated amortization, ending	161	53

Amortizable intangible assets, net(2)	$437	$545

Goodwill and intangible assets, net	$4,803	$4,911
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

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

The following table summarizes segment reporting information:

	Three Months Ended September 30,
	2014			2013
	Banking	Other	Total	Banking	Other	Total
Net interest income	$8,597	$(311)	$8,286	$7,136	$(360)	$6,776
(Provision) benefit for losses on loans and leases	22	—	22	(276)	—	(276)
Noninterest income	2,922	419	3,341	3,850	331	4,181
Intersegment noninterest income	77	(73)	4	72	(68)	4
Noninterest expense	(8,347)	(674)	(9,021)	(8,652)	(676)	(9,328)
Intersegment noninterest expense	—	(4)	(4)	—	(4)	(4)
Income (loss) before income taxes	$3,271	$(643)	$2,628	$2,130	$(777)	$1,353
Total assets at September 30(1)(2)	$1,253,784	$3,514	$1,257,298	$1,246,658	$3,947	$1,250,605

(1)	Included in total assets were goodwill and intangible assets, net totaling $4,366 and $437 for the banking segment and other segment, respectively, at September 30, 2014.
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
The information relative to the components of net periodic benefit cost for the Company’s defined benefit plan is presented below.

	Three Months Ended
	September 30,
	2014	2013
Net periodic benefit cost
Service cost	$170	$168
Interest cost	186	180
Expected return on plan assets	(155)	(142)
Amortization of prior losses	31	53
Net periodic benefit cost	$232	$259

The Company previously disclosed in its consolidated financial statements for fiscal 2014, which are included in Part II, Item 8 “Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K, that it contributed $455 in fiscal 2014 to fund its qualified pension plan.  During fiscal 2015, the Company expects to contribute $410 to fund its qualified pension plan.

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
The following table is a summary of net healthcare costs by quarter:

	Fiscal Years Ended
	June 30,
	2015	2014
Quarter ended September 30	$309	$264
Quarter ended December 31	---	257
Quarter ended March 31	---	384
Quarter ended June 30	---	501
Net healthcare costs	$309	$1,406

NOTE 11—STOCK-BASED COMPENSATION PLANS
The fair value of each incentive stock option and each stock appreciation right grant is estimated at the grant date using the Black-Scholes option-pricing model.  There were no stock options or stock appreciation rights (SARs) granted in the three months ended September 30, 2014 and 2013.
Stock option activity for the three months ended September 30, 2014, was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Beginning Balance	24,532	$15.32
Granted	—	—
Forfeited	—	—
Expired	(19,995)	14.88
Exercised	—	—
Ending Balance	4,537	$17.27	1.0	$—
Vested and exercisable at September 30	4,537	$17.27	1.0	$—

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

Stock appreciation rights activity for the three months ended September 30, 2014, was as follows:

	SARs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Beginning Balance	89,397	$13.52
Granted	—	—
Forfeited	—	—
Exercised	—	—
Ending Balance	89,397	$13.52	4.4	$54
Vested and exercisable at September 30	89,397	$13.52	4.4	$54
There were no options or SARs exercised during the three months ended September 30, 2014 and 2013, which resulted in no intrinsic value of options exercised and no cash received for any options exercised. In addition, there were no cashless option exercises or related tax benefit realized for the three months ended September 30, 2014 and 2013. There was no unrecognized compensation cost related to nonvested SARs awards at September 30, 2014.
Nonvested share activity for the three months ended September 30, was as follows:

	2014		2013
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested Balance, beginning	11,694	$11.99	30,019	$12.15
Granted	—	—	—	—
Vested	(1,088)	9.79	(3,307)	11.59
Forfeited	—	—	—	—
Nonvested Balance, ending	10,606	$12.22	26,712	$12.22

Pretax compensation expense recognized for nonvested shares for the three months ended September 30, 2014 and 2013, was $28 and $52, respectively. The tax benefit for the three months ended September 30, 2014 and 2013 was $11 and $20, respectively. As of September 30, 2014, there was $138 of total unrecognized compensation cost related to nonvested shares granted under the Plan. That cost is expected to be recognized over a weighted-average period of six months. The total fair value of shares vested during the three months ended September 30, 2014 and 2013 was $15 and $39, respectively.
The 2002 Option Plan expired effective September 20, 2012. No plan was in effect at September 30, 2014 for the purpose of issuing new shares. The Company's stock option and incentive plans are described more fully in Part II, Item 8 “Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014, under Note 17 of “Notes to Consolidated Financial Statements.”
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
The Company has outstanding interest rate swap agreements with notional amounts totaling $15,000 to convert two variable-rate trust preferred securities into fixed-rate instruments. The agreements have a weighted average maturity of 1.7 years and have fixed rates ranging from 5.68% to 6.58% with a weighted average rate of 5.98%. The fair value of the derivatives was an unrealized loss of $799 at September 30, 2014 and an unrealized loss of $1,350 at September 30, 2013. The Company pledged $1,354 in cash under collateral arrangements as of September 30, 2014, to satisfy collateral requirements associated with these interest rate swap contracts.
The Company has borrower interest rate swap agreements with notional amounts totaling $36,177 to facilitate customer transactions and meet the borrower's financing needs. These swaps qualify as derivatives, but consist of two different types of instruments. The back-to-back loan swaps are not designated as hedging instruments, while the one-way loan swaps are classified as fair value hedging instruments. The loan interest rate swap derivatives had no impact on the consolidated statements of income for the first three months ended September 30, 2014 and 2013. Any amounts due to the Company are expected to be collected from the borrowers. Credit risk exists if the borrower's collateral or financial condition indicates that the underlying collateral or financial condition of the borrower makes it probable that amounts due will be uncollectible. Management monitors this credit exposure on a quarterly basis.
No deferred net losses on interest rate swaps in other comprehensive loss as of September 30, 2014, are expected to be reclassified into net income during the current fiscal year. See Note 14 "Accumulated Other Comprehensive Loss" for amounts reported as other comprehensive loss.
The following table summarizes the derivative financial instruments utilized as of September 30, 2014:

			Estimated Fair Value
	Balance Sheet Location	Notional Amount	Gain	Loss
Non-designated derivatives	Other assets	$7,549	$674	$—
Fair value hedge	Loans and leases receivable	21,079	198	(252)
Cash flow hedge	Accrued expenses and other liabilities	15,000	—	(799)
Non-designated derivatives	Accrued expenses and other liabilities	7,549	—	(674)
		$51,177	$872	$(1,725)

The following table summarizes the derivative financial instruments utilized as of June 30, 2014:

			Estimated Fair Value
	Balance Sheet Location	Notional Amount	Gain	Loss
Non-designated derivatives	Other assets	$7,730	$739	$—
Fair value hedge	Loans and leases receivable	21,267	172	(273)
Cash flow hedge	Accrued expenses and other liabilities	15,000	—	(952)
Non-designated derivatives	Accrued expenses and other liabilities	7,730	—	(739)
		$51,727	$911	$(1,964)

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

The following table details the derivative financial instruments, the average remaining maturities and the weighted-average interest rates being paid and received as of September 30, 2014:

	Notional Value	Average Maturity (years)	Fair Value Gain (Loss)	Receive	Pay
Liability conversion swaps	$15,000	1.7	$(799)	2.57%	5.98%
Loan interest rate swaps	36,177	7.6	(54)	2.11	4.46
	$51,177		$(853)

There were no gains or losses included in the income statement for the periods ended September 30, 2014 or 2013.

NOTE 14—ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of other comprehensive loss balances as of the respective dates were:

	September 30,	June 30,
	2014	2014
Unrealized (loss) on securities available for sale net of related tax effect of $992 and $873	$(1,618)	$(1,423)
Unrealized (loss) on defined benefit plan net of related tax effect of $859 and $859	(1,402)	(1,402)
Unrealized (loss) on cash flow hedging activities net of related tax effect of $272 and $323	(527)	(629)
	$(3,547)	$(3,454)

The following tables summarize the components of other comprehensive income (loss) balances at September 30, 2014 and 2013, changes and reclassifications out of accumulated other comprehensive income (loss) during the three months ended September 30, 2014 and 2013. The amounts reclassified from accumulated other comprehensive income for the investment securities available for sale are included in net gain on sale of investment securities on the consolidated statements of income, while the amounts reclassified from cash flow hedging activities are a component of other noninterest income on the consolidated statements of income.

	Investment Securities Available for Sale	Defined Benefit Plan	Cash Flow Hedging Activities	Accumulated Other Comprehensive Loss
Balance July 1, 2014	$(1,423)	$(1,402)	$(629)	$(3,454)
Other comprehensive income (loss) before reclassifications	(280)	—	153	(127)
Amounts reclassified from accumulated other comprehensive (loss)	(34)	—	—	(34)
Income tax (expense) benefit	119	—	(51)	68
Balance September 30, 2014	$(1,618)	$(1,402)	$(527)	$(3,547)

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

	Investment Securities Available for Sale	Defined Benefit Plan	Cash Flow Hedging Activities	Accumulated Other Comprehensive Loss
Balance July 1, 2013	$(1,385)	$(1,946)	$(954)	$(4,285)
Other comprehensive income (loss) before reclassifications	(2,178)	—	96	(2,082)
Amounts reclassified from accumulated other comprehensive (loss)	(273)	—	—	(273)
Income tax (expense) benefit	931	—	(33)	898
Balance September 30, 2013	$(2,905)	$(1,946)	$(891)	$(5,742)

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
Estimated fair values of the Company's financial instruments are as follows:

September 30, 2014		Fair Value Measurements
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$19,614	$19,614	$19,614	$—	$—
Investment securities	344,559	344,984	14	344,970	—
Correspondent bank stock	7,257	7,257	—	7,257	—
Loans held for sale	9,163	9,163	—	9,163	—
Net loans and leases receivable	806,891	807,921	—	20,712	787,209
Accrued interest receivable	6,642	6,642	—	6,642	—
Servicing rights, net	11,060	11,555	—	—	11,555
Interest rate swap contracts	674	674	—	674	—
Financial liabilities
Deposits	954,292	953,929	—	—	953,929
Interest rate swap contracts	1,473	1,473	—	1,473	—
Borrowed funds	142,864	148,333	—	148,333	—
Subordinated debentures payable to trusts	24,837	28,079	—	—	28,079
Accrued interest payable and advances by borrowers for taxes and insurance	19,511	19,511	—	19,511	—

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

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

The table below presents the Company's balances of financial instruments measured at fair value on a recurring basis by level within the hierarchy at September 30, 2014:

	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total at Fair Value
Securities available for sale
Debt securities:
U.S. government agencies	$—	$12,065	$—	$12,065
Municipal bonds	—	7,514	—	7,514
Equity securities:
Federal Ag Mortgage	14	—	—	14
Other investments	—	253	—	253
Agency residential mortgage-backed securities	—	304,375	—	304,375
Securities available for sale	14	324,207	—	324,221
Interest rate swap contracts	—	872	—	872
Total assets	14	325,079	—	325,093
Interest rate swaps contracts	—	1,725	—	1,725
Total liabilities	$—	$1,725	$—	$1,725

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
The Company had no assets or liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during fiscal years 2015 and 2014 and thus, no reconciliation is presented.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

The table below presents the Company's balances of financial instruments measured at fair value on a nonrecurring basis by level within the hierarchy at September 30, 2014:

	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fiscal 2015 Incurred Losses (Gains)
Impaired loans	$—	$20,712	$4,826	$(5)
Mortgage servicing rights	—	—	11,555	—
Foreclosed real estate and other properties	—	—	106	—

The table below presents the Company's balances of financial instruments measured at fair value on a nonrecurring basis by level within the hierarchy at June 30, 2014:

	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fiscal 2014 Incurred Losses (Gains)
Impaired loans	$—	$22,352	$5,434	$(2,042)
Mortgage servicing rights	—	—	12,092	(1,249)
Foreclosed real estate and other properties	—	—	111	13

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
For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of September 30, 2014, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Averages)
Impaired loans	$4,826	Discounted cash flow	Discount rate	3.3% - 10.0% (6.5%)
			Principal loss probability	0.0% - 18.4% (6.8%)

		Collateral valuation	Discount from appraised value	0.0% - 62.1% (35.2%)
			Costs to sell	0.7% - 22.9% (9.3%)

Servicing rights, net	11,555	Discounted cash flow	Constant prepayment rate	9.1%
			Discount rate	10.5%

Foreclosed real estate and other properties	106	Collateral valuation	Costs to sell	9.0%
For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of June 30, 2014, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Averages)
Impaired loans	$5,434	Discounted cash flow	Discount rate	3.3% - 10.0% (6.5%)
			Principal loss probability	0.0% - 18.0% (6.7%)

		Collateral valuation	Discount from appraised value	0.0% - 62.1% (31.0%)
			Costs to sell	5.2% - 18.3% (12.5%)

Servicing rights, net	12,092	Discounted cash flow	Constant prepayment rate	8.6%
			Discount rate	10.5%

Foreclosed real estate and other properties	111	Collateral valuation	Costs to sell	9.0%

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
Executive Summary
The Company's net income for the first three months of fiscal 2015 was $1.8 million, or $0.26 in basic and diluted earnings per common share, compared to $979,000, or $0.14 in basic and diluted earnings per common share, for the first three months of fiscal 2014. This resulted in a return on average equity (i.e., net income divided by average equity) of 7.05% and 4.05%, respectively, in the year-over-year comparison, while the return on average assets (i.e., net income divided by average assets) was 0.57% and 0.32%, respectively.
Net interest income for the first three months of fiscal 2015 was $8.3 million, an increase of $1.5 million, or 22.3%, compared to the same period a year ago.  For the comparative time-frames, average interest-earning assets and average interest-bearing liabilities increased 2.0% and 2.5%, respectively. The average yield on interest-earning assets increased to 3.47% for the first three months of fiscal 2015, compared to 3.14% a year ago, an increase of 33 basis points, due primarily to the 7.5% growth in period ending total loans leading to an improved mix of earning assets as lower yielding investment securities balances declined 12.1% year over year. For the three months ended September 30, 2014, cost of deposits, which include all interest-bearing and noninterest-bearing deposits, decreased by 7 basis points to 0.38%, compared to 0.45% for the same period of the prior fiscal year.
The net interest margin expressed on a fully taxable equivalent basis (“Net Interest Margin, TE”) for the three months ended September 30, 2014 was 2.84%, which is an increase of 48 basis points from the same period of the prior fiscal year. Net interest income attributable to the increases in average balances of interest-earning assets and interest-bearing liabilities amounted to an increase of $1.2 million for the three month period when compared to the same period of the prior year. Interest-earning asset average balance net increases contributed to an increase of $899,000 in interest revenue, primarily driven from the increase in average loan and lease receivable balances of 12.6%, and partially offset by a decrease in average investment securities of 15.6%. The average balance of FHLB advances and other borrowings decreased by 27.3% to support the decrease in interest expense for interest-bearing liabilities by $289,000 when compared to the same period of the prior year. The yield on interest-earning assets increased by 33 basis points and resulted in an increase of net interest income of $268,000, while the rate paid on interest-bearing liabilities decreased 17 basis points and resulted in a decrease in interest expense of $68,000. The combined effects of volume and rate changes resulted in an overall net interest income increase of $1.5 million for the three months ended September 30, 2014 when compared to the same period of the prior year.
Average loans and leases receivable balances increased by $91.8 million, when compared to the same period of the prior year, and were funded by a reduction in average investment securities of $66.2 million and a net increase in interest-bearing liabilities of $23.8 million. Average balances of deposits increased $75.1 million for the year over year period, while FHLB advances and other borrowings decreased by $51.3 million, which resulted in a mix of liabilities that lessened the average rates paid on the interest-bearing liabilities compared to the prior fiscal year's quarter. Net Interest Margin, TE is a non-GAAP financial measure.  See “Analysis of Net Interest Income” for a calculation of this non-GAAP financial measure and for further discussion as to the reasons we believe this non-GAAP financial measure is useful.
Total loans increased by $5.3 million during the current quarter to $817.3 million at September 30, 2014, compared to $811.9 million at June 30, 2014 and $760.4 million at September 30, 2013. Commercial real estate and agricultural lending portfolios increased by $19.0 million and $2.8 million, respectively, since the prior fiscal year end, while strong underwriting standards remain in place. Commercial business loans decreased by $10.4 million in the first three months of fiscal 2015 due primarily to a customer relationship payoff which affected outstanding balances. Residential mortgage loan originations were tempered by the general rise in long term interest rates which reduced refinancing activity and impacted the home equity portfolio. We believe the overall increase in average loan balances was attributable to a gradual improvement in general economic conditions, resulting in the willingness of borrowers to consider incurring more debt to support growth in their businesses, while also acknowledging that we continue to operate in uncertain national economic and fiscal conditions. We believe that the operating environment has resulted in increased competition among financial institutions for loan demand from credit-worthy borrowers.
The allowance for loan and lease losses decreased by $123,000 to $10.4 million at September 30, 2014, compared to June 30, 2014.  The ratio of allowance for loan and lease losses to total loans and leases was 1.27% compared to 1.29% at June 30, 2014. The overall loan balances increased by $5.3 million during the first three months of fiscal 2014, while nonperforming loans decreased by $2.2 million to $15.1 million and the amount of classified assets decreased by $313,000 to $29.8 million at September 30, 2014. The Company continues to pro-actively manage its problem assets which have been supported by improving conditions in the regional commercial and agricultural markets. The provision for loan and lease losses, which results from adjusting the allowance for loan and lease losses to the estimated amount needed to reserve for the loan and lease portfolio, was a net benefit of $22,000 for the first three months of fiscal 2015. Total nonperforming assets at September 30, 2014 were $15.2 million as compared to $17.5 million at June 30, 2014.  The ratio of nonperforming assets to total assets decreased to 1.21% at September 30, 2014, compared to 1.37% at June 30, 2014.  Net charge-offs for the three month period ended September 30, 2014 were $101,000 and represent 0.05% of average loans and leases for the period. The valuation allowance recorded in accordance with ASC 310 on identified impaired loans decreased to $438,000 at September 30, 2014, compared to $483,000 at June 30, 2014, due primarily to the performance of troubled debt restructured loans. The valuation allowance recorded in accordance with ASC 450 decreased by $78,000 due to the effects of the applicable loan balance changes since the prior fiscal year end and management's assessment of the allowance using historical charge-off activity and environmental factor information. The majority of the valuation allowance on impaired loans relates to restructured consumer loans. All identified impaired loans are reviewed to assess the borrower's ability to make payments under the terms of the loan and/or a shortfall in collateral value that would result in charging off the loan or the portion of the loan that was impaired.
 Foreclosed real estate and other properties totaled $124,000 at September 30, 2014, compared to $180,000 at June 30, 2014, or a decrease of $56,000. The balance at September 30, 2014 consisted primarily of residential loans that were foreclosed and remained unsold at quarter end.
The allowance for loan and lease losses is calculated based on loan and lease levels, loan and lease loss history over 36 month rolling time periods, credit quality of the loan and lease portfolio, and environmental factors such as economic health of the region and management experience.  This risk rating analysis is designed to give the Company a consistent and systematic methodology to determine proper levels for the allowance at a given time.  Management intends to continue its disciplined credit administration and loan underwriting processes and to remain focused on the creditworthiness of new loan originations.  Management believes that it has identified the most significant nonperforming assets in the loan portfolio and is working to clarify and resolve the credit, credit administration, and environmental factor issues related to these assets to obtain the most favorable outcome for the Company.
 Total deposits at September 30, 2014 were $954.3 million, a decrease of $44.9 million from June 30, 2014. This decrease was primarily due to a decrease of $55.9 million from public fund deposits and partially offset by an increase of $11.2 million from in-market, non-public fund customer deposits. Public funds have seasonal fluctuations due to semiannual tax collection and subsequent disbursement to entities. Interest rates on deposits decreased to the average rate paid of 0.45% on interest-bearing deposits for the three month period ended September 30, 2014, compared to 0.55% for the same period of the prior year.

 On October 27, 2014, the Company announced it will pay a quarterly cash dividend of 11.25 cents per common share for the first quarter of fiscal 2015.  The dividend will be paid on November 14, 2014, to stockholders of record on November 7, 2014.
On July 28, 2014 the Bank filed an application (the “Bank Application”) with the South Dakota Department of Labor and Regulation, Division of Banking (“DOB”) to convert from a federally chartered savings association to a South Dakota state-chartered banking corporation (the “Bank Conversion”).  On September 15, 2015 the DOB issued a Decision and Order approving the Bank Application.  On September 22, 2014 the Bank filed an application with the FDIC (the “FDIC Application”) in connection with the Bank Conversion.  In connection with the Bank Conversion and as required by Federal Reserve regulations, the Company also intends to file an application (the “Company Application”) with the Federal Reserve to convert from a savings and loan holding company to a bank holding company.  The Company expects that the Federal Reserve will be in a position to make a determination with respect to the Company Application within approximately 30 to 60 days following the initial filing thereof.  Upon the FDIC’s approval of the FDIC Application and the Federal Reserve’s approval of the Company Application, the Bank Conversion would be consummated upon the effectiveness of certain additional filings with the DOB.
 The total risk-based capital ratio of 14.50% at September 30, 2014, decreased by 4 basis points from 14.54% at June 30, 2014.  Tier I capital increased 21 basis points to 9.70% at September 30, 2014 when compared to 9.49% at June 30, 2014. This decrease in total risk-based capital stems from management's successful efforts to generate loan growth, which require a higher risk-weighting than do investment securities or cash. The Tier I capital increase is primarily impacted by the increase in equity from net income for the quarter compared to only a small percentage increase in adjusted assets. These ratios continue to place the Company in the “well-capitalized” category within financial institution regulations at September 30, 2014 and are consistent with the “well-capitalized” regulatory category in which the Company plans to operate.  The Company historically has been able to manage the size of its assets through secondary market loan sales of single-family mortgages.
 Noninterest income was $3.3 million for the three months ended September 30, 2014, compared to $4.2 million for the same period in the prior fiscal year, a decrease of $840,000.  This decrease was due to decreases in mortgage banking revenue, gain on sale of investment securities and a loss on the disposal of closed-branch fixed assets. Net loan servicing income and net gain on sale of loans decreased by $250,000 and $247,000, respectively, due to a prior year recovery of servicing valuation allowance of $375,000 for which there is no allowance remaining to recover in the current fiscal year; and an overall reduction in mortgage originations due in part to rising rates since the prior year period which has affected refinance activity. Gain on sale of investment securities decreased by $239,000 due to fewer sales of investment securities when comparing the year over year period. In addition, the closure of a branch office during the current quarter resulted in a loss on disposal of fixed assets of $163,000, which reduces other income. The branch closure was made in the continued efforts to improve operating efficiencies. Partially offsetting the decreases to noninterest income were commission and insurance income which increased by $96,000 when comparing the current quarter to the same quarter of the prior year. This increase is due primarily to an increase in managed funds fee income which results as assets within this category have increased. Fees on deposits decreased by $69,000 for the first three months of fiscal 2015 when compared to the same period of the prior year due to a decrease in combined ATM service fees and point-of-sale interchange income of $51,000 and a decrease in NSF/Overdraft fees of $55,000. Interchange income for the September 30, 2013 quarter included $69,000 of vendor incentive income compared to $18,000 for the first quarter of fiscal 2015, due to scheduled incentive pay with the vendor. Volume in transactions are similar in comparing the same periods for the different fiscal years. NSF/Overdraft income has decreased due to reduced volumes of transactions in the current fiscal year compared to the prior fiscal year. Partially offsetting the decreases to NSF/Overdraft fees was an increase in net service charge fees of $37,000.
Noninterest expense was $9.0 million for the three months ended September 30, 2014, as compared to $9.3 million for the same period of the prior fiscal year, a decrease of $307,000, or 3.3%.  The decrease was attributed primarily to a decrease in compensation and employee benefits of $239,000. Compensation costs decreased due to variable and incentive pay decreases of $90,000, increased compensation deferrals related to loan costs under ASC 310-20 of $68,000, and decreased base compensation and overtime expense of $51,000. Variable and incentive pay decreases resulted primarily from reduced mortgage commissions. Deferred loan costs increased due to the increased costs calculated to originate loans which is then amortized over the life of the loan. Salary and overtime costs decreased due to continued efforts to improve operating and staffing efficiencies. Pension plan expenses, which are determined annually based upon actuarial analysis, decreased by $27,000 for the three month period ended September 30, 2014, as compared to the same period of the prior year. Partially offsetting compensation expense decreases were the increased health claims costs of $45,000 in the year-over-year comparison.

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
Financial Condition Data
At September 30, 2014, the Company had total assets of $1.26 billion, a decrease of $17.4 million from the amount at June 30, 2014. Total investment securities decreased $23.8 million, while total loans and leases receivable increased $5.3 million. Total liabilities decreased $18.4 million primarily due to a decrease in deposits of $44.9 million and offset by an increase in advances from FHLB and other borrowings of $22.2 million. Stockholders' equity increased $953,000 since June 30, 2014, primarily due to an increase in retained earnings of $1.0 million.
The increase in loans and leases receivable, net, which excludes loans in process and deferred fees, was $5.4 million due to the increase in loan balances. Commercial real estate and agricultural loans increased $19.0 million and $2.8 million, respectively, while commercial business loans decreased by $10.4 million.
The investment securities, which includes available for sale and held to maturity securities, decreased by $23.8 million due primarily to reductions from principal payments, maturities, and the sale of investment securities in excess of investment securities purchased during the first three months of fiscal 2015. Repayments of principal balances of investments securities totaled $19.9 million and the book value of investment securities sold, called or matured were $7.1 million. These reductions in the balance were partially offset by the purchase of investment securities of $4.6 million. In addition, net premium amortization of investment securities and decreases in market value on investment securities available for sale decreased the amount of recorded balance by $1.4 million for the first three months of fiscal 2015. When comparing the September 30, 2014 balance to the prior fiscal year-end, investment securities available for sale decreased by $24.7 million, while investment securities held to maturity increased by $831,000.
Loans held for sale increased $3.0 million, to $9.2 million at September 30, 2014, due to residential mortgage loan origination activity in held for sale balances in excess of mortgage loan sales to secondary markets since the prior year end. General increases in mortgage interest rates have reduced refinancing activity, while new home financing remains sound in the local marketplace.
See the Consolidated Statement of Cash Flows for a detailed analysis of the change in cash and cash equivalents.
Deposits decreased $44.9 million, to $954.3 million at September 30, 2014, due to a $55.9 million decrease in public fund deposits and partially offset by an $11.2 million increase from in-market, non-public fund customer deposits. Advances from the FHLB and other borrowings increased $22.2 million, to $142.9 million at September 30, 2014 as compared to June 30, 2014, due to increased funding needs through utilization of overnight federal funds purchased.
Stockholders' equity increased $953,000 at September 30, 2014 when compared to June 30, 2014. Retained earnings increased by $1.0 million due to net income of $1.8 million and offset by the payment of cash dividends of $794,000. Stockholders' equity was also reduced by the net increase of $93,000 in accumulated other comprehensive loss, net of related deferred tax effect, which totaled $3.5 million at September 30, 2014.

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

	Three Months Ended September 30,
	2014			2013
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans and leases receivable(1)(3)	$818,100	$9,160	4.44%	$726,345	$8,302	4.53%
Investment securities(2)(3)	358,876	1,155	1.28	425,081	828	0.77
Correspondent bank stock	7,004	51	2.89	9,288	69	2.95
Total interest-earning assets	1,183,980	$10,366	3.47%	1,160,714	$9,199	3.14%
Noninterest-earning assets	73,181			72,158
Total assets	$1,257,161			$1,232,872
Interest-bearing liabilities:
Deposits:
Checking and money market	$400,864	$252	0.25%	$347,036	$234	0.27%
Savings	147,952	79	0.21	110,970	56	0.20
Certificates of deposit	256,168	585	0.91	271,864	726	1.06
Total interest-bearing deposits	804,984	916	0.45	729,870	1,016	0.55
FHLB advances and other borrowings	136,731	857	2.49	188,067	1,054	2.22
Subordinated debentures payable to trusts	24,837	307	4.90	24,837	353	5.64
Total interest-bearing liabilities	$966,552	$2,080	0.85%	$942,774	$2,423	1.02%
Noninterest-bearing deposits	156,070			163,785
Other liabilities	32,534			30,359
Total liabilities	1,155,156			1,136,918
Equity	102,005			95,954
Total liabilities and equity	$1,257,161			$1,232,872
Net interest income; interest rate spread(4)		$8,286	2.62%		$6,776	2.12%
Net interest margin(4)(5)			2.78%			2.32%
Net interest margin, TE(6)			2.84%			2.36%
_____________________________________

(1)	Includes loan fees and interest on accruing loans and leases past due 90 days or more.

(2)	Includes federal funds sold and interest earning reserve balances at the Federal Reserve Bank.

(3)	Yields do not reflect the tax-exempt nature of loans, equipment leases and municipal securities.

(4)	Percentages for the three months ended September 30, 2014 and 2013 have been annualized.

(5)	Net interest income divided by average interest-earning assets.

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

The reconciliation of the Net Interest Income (GAAP) to Net Interest Margin, TE (non-GAAP) is as follows:

	Three Months Ended September 30,
	2014	2013
	(Dollars in Thousands)
Net interest income	$8,286	$6,776
Taxable equivalent adjustment	187	118
Adjusted net interest income	$8,473	$6,894
Average interest-earning assets	1,183,980	1,160,714
Net interest margin, TE	2.84%	2.36%

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

	Three Months Ended September 30,
	2014 vs 2013
	Increase (Decrease) Due to Volume	Increase (Decrease) Due to Rate	Total Increase (Decrease)
	(Dollars in Thousands)
Interest-earning assets:
Loans and leases receivable(1)	$1,045	$(187)	$858
Investment securities(2)	(129)	456	327
Correspondent bank stock	(17)	(1)	(18)
Total interest-earning assets	$899	$268	$1,167
Interest-bearing liabilities:
Deposits:
Checking and money market	$38	$(20)	$18
Savings	19	4	23
Certificates of deposit	(43)	(98)	(141)
Total interest-bearing deposits	14	(114)	(100)
FHLB advances and other borrowings	(289)	92	(197)
Subordinated debentures payable to trusts	—	(46)	(46)
Total interest-bearing liabilities	$(275)	$(68)	$(343)

Net interest income increase	$1,174	$336	$1,510
_____________________________________

(1)	Includes loan fees and interest on accruing loans and leases past due 90 days or more.

(2)	Includes federal funds sold and interest earning reserve balances at the Federal Reserve Bank.

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
The amount of the credit loss component of a security impairment is estimated as the difference between amortized cost and the present value of the expected cash flows of the security. The present value is determined using the best estimate cash flows discounted at the effective interest rate implicit to the security at the date of purchase or the current yield to accrete an asset- backed or floating rate security. At September 30, 2014, the Company does not have other-than-temporarily impaired securities for which credit losses exist.
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

In accordance with ASC 310, the loan portfolio was disaggregated into segments and then further disaggregated into classes for certain disclosures. A portfolio segment is defined as the level at which an entity develops and documents a systematic method for determining its allowance for credit losses. A class is generally determined based on the initial measurement attribute, risk characteristics of the loan, and an entity's method for monitoring and assessing credit risk. Residential and Consumer loan portfolio segments include classes of one-to- four- family, construction, consumer direct, consumer home equity, consumer overdraft and reserves, and consumer indirect. Commercial, Commercial Real Estate and Agriculture loan portfolio segments include the classes of commercial business, equipment finance leases, commercial real estate, multi-family real estate, construction, agricultural business, and agricultural real estate.
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
The time period considered for historical loss experience is a rolling 36 month period.
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
At each balance sheet date, the MSRs are analyzed for impairment, which occurs when the fair value of the MSRs is lower than the amortized book value. A significant portion of the Company's MSRs in the portfolio were acquired from the South Dakota Housing Development Authority's first-time homebuyer's program. Due to the lack of quoted markets for the Company's servicing portfolio, the Company estimates the fair value of the MSRs using a present value of future cash flow analysis. If the fair value is greater than or equal to the amortized book value of the MSRs, no impairment is recognized. If the fair value is less than the book value, an expense for the difference is charged to net income by initiating an MSR valuation account. If the Company determines this impairment is temporary, any future changes in impairment are recorded as a change in net income and the valuation account. If the Company determines the impairment to be permanent, the valuation is written off against the MSRs, which results in a new amortized balance.
The Company has included MSRs as a critical accounting policy because the use of estimates for determining fair value using present value concepts may produce results which may significantly differ from other fair value analysis, perhaps even to the point of recording impairment. The risk to net income is when the underlying mortgages are paid off significantly faster than the assumptions used in the previously recorded amortization. Estimating future cash flows on the underlying mortgages is a difficult analysis and requires judgment based on the best information available. The Company looks at alternative assumptions and projections when preparing a reasonable and supportable analysis. Based on the Company's analysis of MSRs, no valuation reserve was recorded for temporary impairment at September 30, 2014, and no allowance was reversed during fiscal 2015.

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
Nonperforming assets (i.e., nonaccrual loans and leases, accruing loans and leases delinquent more than 90 days and foreclosed assets) decreased $2.3 million during the fiscal year to $15.2 million at September 30, 2014. The ratio of nonperforming assets to total assets, which is one indicator of credit risk exposure, decreased to 1.21% at September 30, 2014, from 1.37% at June 30, 2014.
Nonaccruing loans and leases decreased to $15.1 million at September 30, 2014 compared to $17.3 million at June 30, 2014. Included in nonaccruing loans and leases at September 30, 2014 were three consumer residential relationships totaling $433,000, seven commercial business relationships totaling $2.9 million, five commercial real estate relationships totaling $629,000, five agricultural real estate relationships totaling $6.8 million, three agricultural business relationships totaling $3.4 million, and 20 consumer relationships totaling $944,000.
There were no accruing loans and leases delinquent more than 90 days at September 30, 2014 and at June 30, 2014.
The Company's nonperforming loans and leases, which represent nonaccrual loans and leases plus those past due over 90 days and still accruing were $15.1 million, a decrease of $2.2 million from the levels at June 30, 2014. Slightly less than two-thirds of the nonperforming loans at September 30, 2014 were comprised of dairy operations, which is similar to the percentage at June 30, 2014. The risk rating system in place is designed to identify and manage the nonperforming loans and leases. Commercial and agricultural loans and equipment finance leases will have specific reserve allocations based on collateral values or based on the present value of expected cash flows if the loans or leases are deemed impaired. Loans and leases that are not performing do not necessarily result in a loss.

As of September 30, 2014, the Company had $124,000 of foreclosed assets. The balance of foreclosed assets consisted of $113,000 in single-family residences and $11,000 in consumer vehicle collateral.
At September 30, 2014, the Company had designated $29.8 million of its assets as classified, which management has determined need to be closely monitored because of possible credit problems of the borrowers or the cash flows of the secured properties. This amount includes $862,000 of unused lines of credit for those borrowers that have classified assets. At September 30, 2014, the Company had $2.6 million in commercial real estate and commercial business loans purchased, of which none of the amounts were currently classified. These loans and leases were considered in determining the adequacy of the allowance for loan and lease losses. The allowance for loan and lease losses is established based on management's evaluation of the risks probable in the loan and lease portfolio and changes in the nature and volume of loan and lease activity. Such evaluation, which includes a review of all loans and leases for which full collectability may not be reasonably assured, considers the estimated fair market value of the underlying collateral, present value of expected principal and interest payments, economic conditions, historical loss experience and other factors that warrant recognition in providing for an adequate loan and lease loss allowance.
Although the Company's management believes that the September 30, 2014, recorded allowance for loan and lease losses was adequate to provide for probable losses on the related loans and leases, there can be no assurance that the allowance existing at September 30, 2014 will be adequate in the future.
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
The following table sets forth the amounts and categories of the Company's nonperforming assets from continuing operations for the periods indicated.

	September 30, 2014	June 30, 2014
	(Dollars in Thousands)
Nonaccruing loans and leases:
One- to four-family	$229	$125
Construction	204	—
Commercial business	2,914	3,462
Commercial real estate	622	972
Multi-family real estate	7	27
Agricultural real estate	6,812	7,933
Agricultural business	3,366	3,797
Consumer direct	71	49
Consumer home equity	873	941
Total nonaccruing loans and leases	15,098	17,306
Accruing loans and leases delinquent more than 90 days:
Total accruing loans and leases delinquent more than 90 days	—	—
Foreclosed assets:
One- to four-family	113	178
Consumer direct	11	2
Total foreclosed assets(1)	124	180
Total nonperforming assets(2)	$15,222	$17,486
Ratio of nonperforming assets to total assets(3)	1.21%	1.37%
Ratio of nonperforming loans and leases to total loans and leases(4)	1.85%	2.13%
Accruing troubled debt restructures	$1,861	$1,727
_____________________________________

(1)	Total foreclosed assets do not include land or other real estate owned held for sale.

(2)	Nonperforming assets include nonaccruing loans and leases, accruing loans and leases delinquent more than 90 days and foreclosed assets.

(3)	Percentage is calculated based upon total consolidated assets of the Company.

(4)	Nonperforming loans and leases include nonaccruing loans and leases and accruing loans and leases delinquent more than 90 days.
The following table sets forth information with respect to activity in the Company's allowance for loan and lease losses from continuing operations during the periods indicated.

	Three Months Ended September 30,
	2014	2013
	(Dollars in Thousands)
Balance at beginning of period	$10,502	$10,743
Charge-offs:
One- to four-family	—	(7)
Equipment finance leases	—	(22)
Commercial real estate	—	(10)
Agricultural business	—	(98)
Consumer direct	(5)	(4)
Consumer home equity	(70)	(115)
Consumer OD & reserve	(66)	(63)
Total charge-offs	(141)	(319)
Recoveries:
One- to four-family	—	1
Commercial business	5	12
Equipment finance leases	2	1
Agricultural real estate	—	5
Agricultural business	—	8
Consumer direct	3	5
Consumer home equity	6	2
Consumer OD & reserve	24	25
Consumer indirect	—	4
Total recoveries	40	63
Net recoveries (charge-offs)	(101)	(256)
Additions/(benefit) charged/(credited) to operations	(22)	276
Allowance related to assets acquired (sold), net	—	—
Balance at end of period	$10,379	$10,763
Ratio of net charge-offs during the period to average loans and leases outstanding during the period (2)	0.05%	0.14%
Ratio of allowance for loan and lease losses to total loans and leases at end of period	1.27%	1.42%
Ratio of allowance for loan and lease losses to nonperforming loans and leases at end of period(1)	68.74%	50.54%
_____________________________________

(1)	Nonperforming loans and leases include nonaccruing loans and leases and accruing loans and leases delinquent more than 90 days.

(2)	Percentages for the three months ended September 30, 2014 and 2013 have been annualized.

The distribution of the Company’s allowance for loan and lease losses and impaired loss summary as required by ASC Topic 310, “Accounting by Creditors for Impairment of a Loan” are summarized in the following tables.  The combination of ASC Topic 450, “Accounting for Contingencies” and ASC Topic 310 calculations comprise the Company’s allowance for loan and lease losses.

	General Allowance for Loan and Lease Losses	Specific Impaired Loan Valuation Allowance	General Allowance for Loan and Lease Losses	Specific Impaired Loan Valuation Allowance
Loan Type	September 30, 2014		June 30, 2014
	(Dollars in Thousands)
Residential	$222	$38	$242	$41
Commercial business	898	27	894	38
Commercial real estate	4,152	4	3,815	4
Agricultural	3,547	22	3,827	15
Consumer	1,122	347	1,241	385
Total	$9,941	$438	$10,019	$483

	Number of Loan Customers	Loan Balance	Impaired Loan Valuation Allowance	Number of Loan Customers	Loan Balance	Impaired Loan Valuation Allowance
Loan Type	September 30, 2014			June 30, 2014
	(Dollars in Thousands)
Residential	3	$361	$38	2	$164	$41
Commercial business	11	3,729	27	10	4,233	38
Commercial real estate	7	6,867	4	8	7,304	4
Agricultural	9	13,165	22	9	14,742	15
Consumer	44	1,854	347	36	1,826	385
Total	74	$25,976	$438	65	$28,269	$483

The allowance for loan and lease losses was $10.4 million at September 30, 2014, as compared to $10.5 million at June 30, 2014. The general valuation allowance decreased by $78,000 due primarily to improved historical loss data since the prior fiscal year end period and portfolio performance attributes.. The specific valuation allowance decreased by $45,000 to $438,000, due primarily to payments received on nonaccruing impaired loans in the current fiscal year, which reduced the principal balance and the amount of valuation allowance for those credits. The consumer segment represented 79.2% of the specific reserve in the portfolio. The ratio of the allowance for loan and lease losses to total loans and leases was 1.27% at September 30, 2014, compared to 1.29% at June 30, 2014. The Company's management has considered nonperforming assets and other assets of concern in establishing the allowance for loan and lease losses. The Company continues to monitor its allowance for possible loan and lease losses and make future additions or reductions in light of the level of loans and leases in its portfolio and as economic conditions dictate. The current level of the allowance for loan and lease losses is a result of management's assessment of the risks within the portfolio based on the information revealed in credit reporting processes. The Company utilizes a risk-rating system on commercial business, agricultural, construction, multi-family and commercial real estate loans, including purchased loans. The Company periodically utilizes an external loan review to assist in the assessment of the appropriateness of risk ratings and of risks within the portfolio. A periodic credit review is performed on all types of loans and leases to establish the necessary reserve based on the estimated risk within the portfolio. This assessment of risk takes into account the composition of the loan and lease portfolio, historical loss experience for each loan and lease category, previous loan and lease experience, concentrations of credit, current economic conditions and other factors that in management's judgment deserve recognition.
Real estate properties acquired through foreclosure are initially recorded at fair value (less a deduction for disposition costs). Valuations are periodically updated by management and a specific provision for losses on such properties is established by a charge to operations if the carrying values of the properties exceed their estimated net realizable values.
At September 30, 2014, the Company also had an allowance for credit losses on off-balance sheet credit exposures of $90,000. This amount is maintained as a separate liability account to cover estimated potential credit losses associated with off-

balance sheet credit instruments such as off-balance sheet loan commitments, standby letters of credit, and guarantees and is recorded in other liabilities in the Consolidated Statements of Financial Condition.
Losses on mortgage loans previously sold are recorded when the Bank indemnifies or repurchases mortgage loans previously sold. The representations and warranties in our loan sale agreements provide that we repurchase or indemnify the investors for losses or costs on loans we sell under certain limited conditions. At September 30, 2014, the Company recorded a $35,000 recourse liability for mortgage loans sold.
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
Comparison of the Three Months Ended September 30, 2014 and September 30, 2013
General.    The Company's net income was $1.8 million or $0.26 for basic and diluted earnings per common share for the three months ended September 30, 2014, an $833,000 increase in net income compared to $979,000 or $0.14 for basic and diluted earnings per common share for the same period of the prior year. For the first three months of fiscal 2015, the return on average equity (i.e., net income divided by average equity) was 7.05%, compared to 4.05% in the same period of the prior year, while the return on average assets (i.e., net income divided by average assets) was 0.57% and 0.32%, respectively. As discussed in more detail below, the income statement changes were due to a variety of key factors. Total revenue increased by $670,000 due to an increase in net interest income of $1.5 million and a decrease in noninterest income of $840,000. The provision for losses on loans and leases decreased by $298,000, noninterest expense decreased by $307,000 and income taxes increased by $442,000 for the three months ended September 30, 2014 as compared to the same period of the prior year.
Interest, Dividend and Loan Fee Income.    Interest, dividend and loan fee income was $10.4 million for the three months ended September 30, 2014, as compared to $9.2 million for the same period of the prior year, an increase of $1.2 million or 12.7%, due to increased loan average balances and increasing overall yields on interest-earning assets. Interest earned on loans and leases receivable totaled $9.2 million for the first three months of fiscal 2015 which is a net increase of $858,000, when compared to the same period of the prior fiscal year due primarily to an increase in the average loan balances. The average balance of loans and leases receivable increased by $91.8 million, or 12.6% for the first three months of fiscal 2015 as compared to the same period in fiscal 2014. This was partially offset by a decrease in the average yield on interest earned from loans and leases receivable, which decreased by 9 basis points to 4.44% in the year-over-year comparison. Interest earned on investment securities and interest-earning deposits increased by $309,000 in the year-over-year comparison to $1.2 million for the three month period ended September 30, 2014, primarily due to an increase in the average yield. The average yield increased by 49 basis points to 1.31%, while the average balance of investment securities and interest-earning deposits decreased by $68.5 million, or 15.8%, to $365.9 million for the three month period ended September 30, 2014. Overall, the average balance of total interest-earning assets, which include loans and leases receivable and investment securities and interest-earning deposits, increased by 2.0%, resulting in an increase to revenue of $899,000 in comparison to the same three month period of the prior year, while the average yield on interest-earning assets increased by 33 basis points and resulted in an increase of $268,000 in revenue.
Interest Expense.    Interest expense was $2.1 million for the three months ended September 30, 2014, as compared to $2.4 million for the same period of the prior year, a decrease of $343,000 or 14.2%. Interest expense related to interest-bearing deposits decreased by $100,000, of which a $114,000 decrease was the result of reduced rates paid while a $14,000 increase was due to average balance changes. The $114,000 decrease in interest expense was the result of a 10 basis point decrease in average rates paid on interest-bearing deposits. The average balance of interest-bearing deposits increased by 10.3%, but a change in the mix of average balances from higher rate paying certificates to the lower paying checking and money market accounts reduced the impact of the increased volume and resulted in an increase in interest expense of only $14,000. The average rate on interest-bearing deposits was 0.45% for the three months ended September 30, 2014, as compared to 0.55% for the same period of the prior year. Noninterest-bearing deposits decreased by $7.7 million to an average balance of $156.1 million for the three months ended September 30, 2014, as compared to the prior year. Interest expense related to FHLB advances and other borrowings decreased by $197,000 due to decreased average balances, despite an increase in the average rate attributable to longer term remaining advances. The average balance decrease resulted in reduced interest expense of $289,000, while the average rate increase of 27 basis points resulted in additional interest expense of $92,000. Interest expense on subordinated debentures decreased by $46,000 for the three months ended September 30, 2014, when compared to the prior fiscal year, due entirely to a decrease in average rate paid.

Net Interest Income.    Net interest income for fiscal 2015 was $8.3 million, an increase of $1.5 million, or 22.3%, compared to fiscal 2014, due to an increase in interest income of $1.2 million or 12.7%, and a decrease in interest expense of $343,000 or 14.2%.  The net interest margin for the first three months of fiscal 2015 was 2.78% as compared to 2.32% for the prior fiscal year, an increase of 46 basis points. The Company's net interest margin on a fully taxable equivalent basis was 2.84% for the fiscal year ended September 30, 2014, as compared to 2.36% for the prior fiscal year. The yield on interest-earning assets increased 33 basis points to 3.47% for fiscal 2015, while the average rate paid on interest-bearing liabilities decreased 17 basis points to 0.85% in fiscal 2015. In fiscal 2015, the average balances increased from a year ago for interest-earning assets and interest-bearing liabilities by 2.0% and 2.5%, respectively. The average yield on interest-earning assets increased primarily due to the higher yielding mix of assets primarily related to the increased loan balances. The Company continues to have a diversified loan portfolio comprised of a mix of consumer and business type lending. This mix helps the Company manage the net interest margin and interest rate risk by retaining loan and lease production on the balance sheet or by looking at alternatives through secondary markets.
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
Provision for losses on loans and leases decreased $298,000, to a net benefit of $22,000 for the three months ended September 30, 2014, as compared to a provision of $276,000 for the same period in the prior year. The decrease in the provision is primarily due to the reduced growth in loans for the current quarter as compared to the first quarter of the prior year. For the quarter ended September 30, 2013, loans increased by $64.6 million from June 30, 2013, while loans increased $5.3 million in the first quarter of fiscal 2015 from June 30, 2014. In addition, the Bank has seen an improvement in historical loan losses. Net charge-offs for the current year-to-date period totaled $101,000, a decrease of $155,000 when compared to the $256,000 of net charge-offs from the prior year period. Other factors which helped minimize the amount of provision for the current quarter were the decrease in nonperforming loans of $2.2 million, the decrease in specific valuation allowance on impaired loans in accordance with ASC 310 of $45,000, and reduced classified assets of $313,000 when comparing the balances at September 30, 2014 to June 30, 2014. Dairy-related credits within the agricultural sector remained the largest segment within the nonperforming loans for September 30, 2014.
The allowance for losses on loans and leases at September 30, 2014 was $10.4 million, which is less than the amount reported at September 30, 2013 of $10.8 million. The ratio of allowance for loan and lease losses to total loans and leases was 1.27% at September 30, 2014, compared to 1.42% at September 30, 2013. The specific valuation allowance of $438,000, which is a decrease of $1.5 million from September 30, 2013, is currently comprised primarily of impaired consumer loans. At September 30, 2014 the general valuation allowance of $9.9 million is an increase of $1.2 million since September 30, 2013, and is evaluated based primarily upon a review of historical loss and environmental factors and applied to loan and lease balances outstanding. The balance of total loans and leases at September 30, 2014 was $817.3 million, which was an increase of $56.9 million from September 30, 2013. The ratio of allowance for loan and lease losses to nonperforming loans and leases at September 30, 2014, was 68.74% compared to 50.54% at September 30, 2013. The Bank's management believes that the September 30, 2014, recorded allowance for loan and lease losses is adequate to provide for probable losses on the related loans and leases, based on its evaluation of the collectability of loans and leases and prior loss experience.
Noninterest Income.    Noninterest income was $3.3 million for the three months ended September 30, 2014, as compared to $4.2 million for the same period of the prior fiscal year, which represents an decrease of $840,000 or 20.1%. This was due to decreases in net loan servicing income and net gain on sale of loans of $250,000 and $247,000, respectively. In addition, decreases in net gain on sale of securities and loss on the disposal of closed-branch fixed assets resulted in decreases of $239,000 and $163,000, respectively. These decreases were partially offset by an increase in commission and insurance income of $96,000.
Loan servicing income decreased by $250,000 to $370,000 for the first three months of fiscal 2015 primarily due to the net decrease of the valuation allowance benefit of $375,000 recorded in the comparable period of the prior fiscal year. No valuation allowance was recorded in fiscal 2015 and thus no recovery was recorded for the three month period ended September 30, 2014. In addition, amortization expense decreased by $150,000, but was partially offset by a decrease in servicing income of $25,000 when compared to the same period of the prior year. The reduction in prepayment speeds within the portfolio contributed to the amount of amortization expense when comparing the year over year information. Servicing income decreased primarily due to a decreasing asset base.
Net gain on the sale of loans totaled $547,000, a decrease of $247,000 for the three months ended September 30, 2014, as compared to the same period of the prior fiscal year. The decrease reflects reduced customer refinancing volume on residential lending in the current fiscal year. Origination activity for residential lending continues to remain sound due to the local economic climate and favorable interest rates relative to historical levels.
Net gain on the sale of securities totaled $34,000, a decrease of $239,000 for the three months ended September 30, 2014, as compared to the same period of the prior fiscal year. The Company received proceeds of $7.2 million for net gains of $34,000 for the first three months of fiscal 2015 as compared to proceeds received of $24.7 million for net gains of $273,000 for the first three months of fiscal 2014.
A retail branch office was closed during the first three months of fiscal 2015 resulting in a loss on disposal of closed-branch fixed assets of $163,000, which reduced other income. The closure was made in the continued efforts to increase efficiencies by reducing operating expenses.
Commission and insurance income totaled $419,000 for the first three months of fiscal 2015, which is an increase of $96,000, when compared to the same period of the prior fiscal year. This increase is due primarily to growth in the asset base from which commissions are earned within the investment services line of business. In conjunction with the increased revenue, variable pay for the current quarter, which is included in compensation expense, increased by $25,000 when compared to the same three months of the prior fiscal year.
Noninterest Expense.    Noninterest expense was $9.0 million for the three months ended September 30, 2014, compared to $9.3 million for the three months ended September 30, 2013, a decrease of $307,000, or 3.3%. Decreases in compensation and employee benefits of $239,000, were due to variable and incentive pay, deferred loan costs and salary expense. In addition, net expense on foreclosed real estate decreased by $107,000 for the three month period ended September 30, 2014 as compared to the prior fiscal year.
Compensation and employee benefits were $5.3 million for the three months ended September 30, 2014, a decrease of $239,000, or 4.4% when compared to the same period ended September 30, 2013. Variable and incentive pay reductions, increased deferred loan costs which reduce compensation expense, and base compensation decreases were the primary components of the decrease when comparing the first three months of fiscal 2015 to the same period of fiscal 2014. Variable and incentive pay decreased by $90,000 to $503,000 for the first three months of fiscal 2015 primarily due to an $83,000 decrease in mortgage commissions resulting from fewer loan originations from residential refinancing activities. In addition, stock-based compensation amortization expense decreased by $31,000 as a result of fewer unvested shares to amortize when compared to the same period of the prior fiscal year. Deferred loan costs under ASC 310-20 increased when compared to the prior year due to the increasing costs to originate loans, which then reduces the amount of compensation that is directly expensed. The decrease in expense related to the increased deferrals was $68,000 for the three months ended September 30, 2014 as compared to the same period of the prior year. Base salaries and wages decreased by $51,000 or 1.3% for the first three months of fiscal 2015, when compared to the same period of fiscal 2014. This was driven by a 7.4% decrease in the average FTEs to an average of 282 FTEs for three months ended September 30, 2014 when compared to the same quarter average of the prior fiscal year. This is a result of the Company's continued efforts to improve efficiencies.
Net expense on foreclosed real estate and other properties was $28,000 for the first three months ended September 30, 2014, a decrease of $107,000. During the first quarter of the prior fiscal year, a one-time loss on a sale of foreclosed property of $86,000 proved to be the largest difference between the two fiscal periods.
Income tax expense.    The Company's income tax expense for the three months ended September 30, 2014 increased by $442,000 to $816,000 when compared to the same period of the prior fiscal year. The effective tax rates were 31.1% and 27.6% for the three months ended September 30, 2014 and 2013, respectively. The prior year's tax rate is lower than the current year's rate due to a higher percentage of permanent tax items to consolidate net income in the prior year where earnings were less. This reduced the effective tax rate to a lower than expected amount in the prior year.

Liquidity and Capital Resources
The Company's liquidity is comprised of three primary classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Net cash used in operating activities and financing activities for the three months ended September 30, 2014 was $1.9 million and $18.7 million, respectively, which was partially offset by net cash provided by investing activities of $16.0 million. For the same period ended September 30, 2013, net cash provided by operating activities and financing activities were $5.9 million and $33.9 million, respectively, which were offset by cash used in investing activities of $35.3 million. The results were a decrease in cash and cash equivalents of $4.6 million for the three months ended September 30, 2014 compared to an increase in cash and cash equivalents of $4.5 million for the same period of the prior fiscal year.
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
Liquidity management is both a daily and long-term responsibility of management. The Bank adjusts its investments in liquid assets based upon management's assessment of (i) expected loan demand, (ii) projected loan sales, (iii) expected deposit flows, (iv) yields available on interest-bearing deposits, and (v) the objectives of its asset/liability management program. Excess liquidity is invested generally in interest-bearing overnight deposits and other short-term government and agency obligations. During the three months ended September 30, 2014, the Bank increased its borrowings with the FHLB and other borrowings by $22.2 million.
Although in-market deposits is one of the Bank's primary source of funds, the Bank's policy has been to utilize borrowings where the funds can be invested in either loans or securities at a positive rate of return or to use the funds for short-term liquidity purposes. At September 30, 2014, the Bank had the following sources of additional borrowings:

•	$15.0 million in an uncommitted, unsecured line of federal funds with First Tennessee Bank, NA;

•	$20.0 million in an uncommitted, unsecured line of federal funds with Zions Bank;

•	$78.3 million of available credit from the Federal Reserve Bank; and

•	$271.0 million of available credit from FHLB of Des Moines (after deducting outstanding borrowings with FHLB of Des Moines).
The Bank may also seek other sources of contingent liquidity including additional federal funds purchased lines with correspondent banks and lines of credit with the Federal Reserve Bank. There were no funds drawn on the uncommitted, unsecured line of federal funds with First Tennessee Bank, NA, Zions Bank and the Federal Reserve Bank at September 30, 2014. The Bank, as a member of the FHLB of Des Moines, is required to acquire and hold shares of capital stock in the FHLB of Des Moines equal to 0.12% of the total assets of the Bank at December 31 annually. The Bank is also required to own activity-based stock, which is based on 4.00% of the Bank's outstanding advances. These percentages are subject to change at the discretion of the FHLB Board of Directors.
In addition to the above sources of additional borrowings, the Bank has implemented arrangements to acquire out-of-market certificates of deposit as an additional source of funding. As of September 30, 2014, the Bank had $25.4 million in out-of-market certificates of deposit.
The Bank anticipates that it will have sufficient funds available to meet current loan commitments. At September 30, 2014, the Bank had outstanding commitments to originate and purchase mortgage and commercial loans of $22.1 million and to sell mortgage loans of $9.2 million. Commitments by the Bank to originate loans are not necessarily executed by the customer. The Bank monitors the ratio of commitments to funding for use in liquidity management. At September 30, 2014, the Bank had no outstanding commitments to purchase investment securities and no commitments to sell investment securities available for sale.

The Company has an available line of credit with United Bankers' Bank for liquidity needs of $4.0 million with no funds advanced at September 30, 2014. The line of credit was renewed on October 1, 2014 and is available through October 1, 2015. The Company has pledged 100% of Bank stock as collateral for this line of credit.
The Company uses its capital resources to pay dividends to its stockholders, to support organic growth, to make acquisitions, to service its debt obligations and to provide funding for investment into the Bank as Tier 1 (core) capital.
Savings institutions insured by the FDIC are required to meet three regulatory capital requirements. If a requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, seizure. Institutions not in compliance may apply for an exemption from the requirements and submit a recapitalization plan. At September 30, 2014, the Bank met all current capital requirements.
The OCC has adopted capital requirements for savings institutions comparable to the requirement for national banks. The minimum OCC core capital requirement for well-capitalized institutions is 5.00% of total adjusted assets. The Bank had Tier 1 (core) capital of 9.70% at September 30, 2014. The minimum OCC total risk-based capital requirement for well-capitalized institutions is 10.00% of risk-weighted assets. The Bank had total risk-based capital of 14.50% at September 30, 2014.
The Company has entered into interest rate swap contracts which are classified as cash flow hedge contracts, fair value hedge contracts, or non-designated derivative contracts. At September 30, 2014, the total notional amount of interest rate swap contracts was $51.2 million with a fair value net loss of $853,000. The Company is exposed to losses if the counterparties fail to make their payments under the contract in which the Company is in a receiving status. The Company minimizes its risk by monitoring the credit standing of the counterparties. The Company anticipates the counterparties will be able to fully satisfy their obligations under the remaining agreements. See Note 13 of "Notes to Consolidated Financial Statements" of this Form 10-Q for additional information.
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
Off-Balance Sheet Arrangements
In the normal course of business, the Company makes use of a number of different financial instruments to help meet the financial needs of its customers. In accordance with GAAP, the full notional amounts of these transactions are not recorded in the accompanying consolidated financial statements and are referred to as off-balance sheet instruments. These transactions and activities include commitments to extend lines of credit and standby letters of credit, and a recourse liability on the repurchase of mortgage loans previously sold. Off-balance sheet arrangements are discussed further in Part II, Item 8 “Financial Statements and Supplementary Data” of the Company's Annual Report on Form 10-K for fiscal 2014, under Note 20 in the “Notes to Consolidated Financial Statements.”
Off-balance sheet arrangements also include trust preferred securities, which have been de-consolidated in this report. Further information regarding trust preferred securities can be found in Note 12 in the "Notes to Consolidated Financial Statements" of this Form 10-Q.

Recent Accounting Pronouncements
In February 2013, FASB issued ASU 2013-04 “Liabilities” (ASC Topic 405), obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. This update requires measuring the obligation resulting from joint and several liability arrangements to include (1) the amount the reporting entity agreed to pay on the basis of its arrangement amount of its co-obligors and, (2) any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance is effective for fiscal years beginning after December 15, 2013, and the interim periods within those fiscal years. The amendments in this update should be applied retrospectively to all prior periods presented for those obligations resulting from joint and several liability arrangements within the update's scope that exist at the beginning of an entity's fiscal year of adoption. Early adoption is permitted. The Company adopted this update in the first quarter of fiscal 2015 and it did not have a material effect on the Company's consolidated financial condition, results of operations or cash flows.
In April 2013, FASB issued ASU 2013-07 “Presentation of Financial Statements” (ASC Topic 205), liquidation basis of accounting. The amendments require an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation is imminent when the likelihood is remote that the entity will return from liquidation and either (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties or (b) a plan for liquidation is being imposed by other forces (for example, involuntary bankruptcy). The guidance is effective for entities that determine liquidation is imminent for fiscal years beginning after December 15, 2013, and the interim periods within those fiscal years. The Company adopted this update in the first quarter of fiscal 2015 and it did not have a material effect on the Company's consolidated financial condition, results of operations or cash flows.
In July 2013, FASB issued ASU 2013-10 “Derivatives and Hedging” (ASC Topic 815), inclusion of the Fed Funds effective swap rate (or overnight index swap rate) as a benchmark interest rate for hedge accounting purposes. The amendments permit the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes, in addition to the US Treasury Rate and London Interbank Offered Rate ("LIBOR"). The amendments also remove the restriction on using different benchmark rates for similar hedges. The guidance is effective for fiscal years beginning after December 15, 2013, and the interim periods within those fiscal years. Early adoption is permitted. The Company adopted this update in the first quarter of fiscal 2015 and it did not have a material effect on the Company's consolidated financial condition, results of operations or cash flows.
In July 2013, FASB issued ASU 2013-11 “Income Taxes” (ASC Topic 740), regarding presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law to settle any additional income taxes that would result from the disallowance of a tax position, or the entity is not planning on using any deferred tax for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The guidance is effective for fiscal years beginning after December 15, 2013, and the interim periods within those fiscal years. Early adoption is permitted. The Company adopted this update in the first quarter of fiscal 2015 and it did not have a material effect on the Company's consolidated financial condition, results of operations or cash flows.
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

In September 2014, FASB issued ASU 2014-15 “Presentation of Financial Statements-Going Concern” (ASC Topic 205-40), disclosing the uncertainties about an Entity's ability to continue as a going concern. There may be conditions or events that raise substantial doubt about the entity's ability to continue as a going concern. Financial statements should be presented using the going concern basis of accounting, but the amendment in this update should be followed to determine whether to disclose information about the relevant conditions and events. The guidance is effective for fiscal years ending after December 15, 2016, and for annual period and interim periods thereafter. Early application is permitted. The Company anticipates to apply this update in the annual report for fiscal 2017 and does not expect the application to have a material effect on the Company's consolidated financial condition, results of operations or cash flows.
Other than ASU No. 2014-15, no other FASB updates have been issued which are applicable to the consolidated financial statements of the Company.
Subsequent Event
Management has evaluated subsequent events for potential disclosure or recognition through November 7, 2014, the date of the filing of the consolidated financial statements with the Securities and Exchange Commission.
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

As set forth below, the volatility of a rate change, the change in asset or liability mix of the Company or other factors may produce a decrease in net interest margin in an upward moving rate environment even as the net portfolio value (“NPV”) estimate indicates an increase in net value. The inverse situation may also occur. One approach used by the Company to quantify interest rate risk is an NPV analysis. This analysis calculates the difference between the present value of the liabilities and the present value of expected cash flows from assets and off-balance sheet contracts. The following tables set forth, at September 30, 2014 and June 30, 2014, an analysis of the Company's interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve. Management does not believe that the Company has experienced any material changes in its market risk position from that disclosed in the Company's Annual Report on Form 10-K for fiscal 2014 or that the Company's primary market risk exposures and how those exposures were managed during the three months ended September 30, 2014 changed significantly when compared to June 30, 2014.

Even if interest rates change in the designated amounts, there can be no assurance that the Company's assets and liabilities would perform as set forth below. In addition, a change in U.S. Treasury rates in the designated amounts accompanied by a change in the shape of the Treasury yield curve would cause significantly different changes to the NPV than indicated below.

September 30, 2014
		Estimated Increase (Decrease) in NPV
Change in Interest Rates	Estimated NPV Amount
		Amount	Percent
	(Dollars in Thousands)
Basis Points
+300	$251,447	$25,844	11%
+200	246,120	20,517	9
+100	237,773	12,170	5
—	225,603	—	—
-100	188,504	(37,099)	(16)

June 30, 2014
		Estimated Increase (Decrease) in NPV
Change in Interest Rates	Estimated NPV Amount
		Amount	Percent
	(Dollars in Thousands)
Basis Points
+300	$255,897	$25,152	11%
+200	250,767	20,022	9
+100	242,485	11,740	5
—	230,745	—	—
-100	189,935	(40,810)	(18)
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
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of September 30, 2014, an evaluation was performed by the Company's management, including the Company's President and Chief Executive Officer and the Company's Senior Vice President, Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) to provide reasonable assurance that information required to be disclosed in the reports the Company files and submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Based upon that evaluation, the Company's President and Chief Executive Officer and the Company's Senior Vice President, Chief Financial Officer and Treasurer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2014.

Management's Report on Internal Control Over Financial Reporting
Management's report on internal control over financial reporting is included in Part II, Item 8 "Financial Statements and Supplementary Data" of the Company's Form 10-K for the year ended June 30, 2014.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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
Item 1A.    Risk Factors
The discussion of our business and operations should be read together with the risk factors contained in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2014, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. There have been no material changes to the risk factors set forth in the above-referenced filing as of September 30, 2014.
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

HF FINANCIAL CORP.

Date:	November 7, 2014	By:	/s/ STEPHEN M. BIANCHI
Stephen M. Bianchi, President and Chief Executive Officer (Principal Executive Officer)

Date:	November 7, 2014	By:	/s/ BRENT R. OLTHOFF
Brent R. Olthoff, Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description
10.1	Promissory Note dated October 1, 2014, by and between the Company and United Bankers’ Bank.
31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Senior Vice President, Chief Financial Officer and Treasurer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Senior Vice President, Chief Financial Officer and Treasurer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

___________________________________________________
*Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.