Form 10-Q
period 2014-12-31
HF FINANCIAL CORP
filed 2015-02-06
CIK 881790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of February 2, 2015, there were 7,054,019 shares of the registrant's common stock outstanding.

Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements
HF FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(DOLLARS IN THOUSANDS, except share data)

	December 31, 2014	June 30, 2014
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents	$21,634	$24,256
Investment securities available for sale	289,686	348,878
Investment securities held to maturity	20,318	19,507
Correspondent bank stock	8,108	6,367
Loans held for sale	9,026	6,173

Loans and leases receivable	855,130	811,946
Allowance for loan and lease losses	(10,933)	(10,502)
Loans and leases receivable, net	844,197	801,444

Accrued interest receivable	6,976	5,407
Office properties and equipment, net of accumulated depreciation	13,878	13,805
Foreclosed real estate and other properties	2	180
Cash value of life insurance	20,984	20,644
Servicing rights, net	10,876	11,218
Goodwill and intangible assets, net	4,776	4,830
Other assets	12,552	12,020
Total assets	$1,263,013	$1,274,729
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits	$946,787	$999,174
Advances from Federal Home Loan Bank and other borrowings	164,129	120,643
Subordinated debentures payable to trusts	24,837	24,837
Advances by borrowers for taxes and insurance	12,435	13,683
Accrued expenses and other liabilities	12,963	14,740
Total liabilities	1,161,151	1,173,077
Stockholders' equity
Preferred stock, $.01 par value, 500,000 shares authorized, none outstanding	—	—
Series A Junior Participating Preferred Stock, $1.00 stated value, 50,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, 10,000,000 shares authorized, 9,137,807 and 9,138,895 shares issued at December 31, 2014 and June 30, 2014, respectively	91	91
Additional paid-in capital	46,287	46,218
Retained earnings, substantially restricted	89,051	89,694
Accumulated other comprehensive (loss), net of related deferred tax effect	(2,670)	(3,454)
Less cost of treasury stock, 2,083,455 shares at December 31, 2014 and June 30, 2014	(30,897)	(30,897)
Total stockholders' equity	101,862	101,652
Total liabilities and stockholders' equity	$1,263,013	$1,274,729
See accompanying notes to unaudited consolidated financial statements.

HF FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Interest, dividend and loan fee income:
Loans and leases receivable	$10,192	$8,657	$19,352	$16,959
Investment securities and interest-earning deposits	1,059	1,486	2,265	2,383
	11,251	10,143	21,617	19,342
Interest expense:
Deposits	899	1,020	1,815	2,036
Advances from Federal Home Loan Bank and other borrowings	988	1,336	2,152	2,743
	1,887	2,356	3,967	4,779
Net interest income	9,364	7,787	17,650	14,563
Provision (benefit) for losses on loans and leases	941	(257)	919	19
Net interest income after provision for losses on loans and leases	8,423	8,044	16,731	14,544
Noninterest income:
Fees on deposits	1,550	1,587	3,149	3,255
Loan servicing income, net	345	809	715	1,429
Gain on sale of loans	472	621	1,019	1,415
Earnings on cash value of life insurance	208	207	415	412
Trust income	225	210	448	413
Commission and insurance income	367	308	786	631
Gain (loss) on sale of securities, net	(75)	85	(41)	358
Loss on disposal of closed-branch fixed assets	—	—	(163)	—
Other	33	102	138	197
	3,125	3,929	6,466	8,110
Noninterest expense:
Compensation and employee benefits	5,508	5,237	10,759	10,727
Occupancy and equipment	1,008	1,040	2,051	2,082
FDIC insurance	191	234	406	441
Check and data processing expense	815	778	1,648	1,513
Professional fees	425	405	1,065	1,131
Marketing and community investment	376	306	748	620
Foreclosed real estate and other properties, net	9	121	37	256
Loss on early extinguishment of debt	4,065	—	4,065	—
Other	752	657	1,391	1,336
	13,149	8,778	22,170	18,106
Income (loss) before income taxes	(1,601)	3,195	1,027	4,548
Income tax expense (benefit)	(733)	1,025	83	1,399
Net income (loss)	$(868)	$2,170	$944	$3,149

Basic earnings (loss) per common share	$(0.12)	$0.31	$0.13	$0.45
Diluted earnings (loss) per common share	(0.12)	0.31	0.13	0.45
Dividend declared per common share	0.11	0.11	0.23	0.23
See accompanying notes to unaudited consolidated financial statements.

HF FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Net income (loss)	$(868)	$2,170	$944	$3,149
Other comprehensive income (loss), net of tax:
Investment securities available for sale:
Change in unrealized losses on other securities	1,236	373	956	(1,805)
Reclassification adjustment:
Investment security (gains) losses recognized in earnings	75	(85)	41	(358)
Income tax (expense) benefit	(498)	(109)	(379)	822
Other comprehensive income (loss) on investment securities available for sale	813	179	618	(1,341)
Cash flow hedging activities-interest rate swap contracts:
Net unrealized gains	97	156	250	252
Reclassification adjustment:
Income tax (expense)	(33)	(53)	(84)	(86)
Other comprehensive income on cash flow hedging activities-interest rate swap contracts	64	103	166	166
Total other comprehensive income (loss)	877	282	784	(1,175)
Comprehensive income	$9	$2,452	$1,728	$1,974
See accompanying notes to unaudited consolidated financial statements.

HF FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

	Six Months Ended
	December 31,
	2014	2013
Cash Flows From Operating Activities
Net income	$944	$3,149
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for losses on loans and leases	919	19
(Benefit) for allowance on servicing rights	—	(875)
Depreciation	814	875
Amortization of intangible assets	54	55
Amortization of discounts and premiums on investment securities and other	3,005	4,032
Amortization of stock-based compensation	66	39
Net change in loans held for resale	(1,834)	6,615
(Gain) on sale of loans	(1,019)	(1,415)
Realized (gain) loss on sale of investment securities, net	41	(358)
(Gain) loss and provision for losses on foreclosed real estate and other properties, net	(8)	64
Loss on disposal of office properties and equipment, net	227	6
Change in other assets and liabilities	(4,834)	(3,681)
Net cash provided by (used in) operating activities	(1,625)	8,525
Cash Flows From Investing Activities
Net change in loans and leases outstanding	(43,724)	(50,540)
Purchases of investment securities	(6,078)	(85,806)
Proceeds from sales, maturities and repayments of investment securities	63,188	93,395
Purchases of correspondent bank stock	(13,044)	(17,010)
Proceeds from redemption of correspondent bank stock	11,304	18,915
Purchases of office properties and equipment	(1,619)	(597)
Proceeds from sale of office properties and equipment	505	—
Proceeds from sale of foreclosed real estate and other properties	204	529
Net cash provided by (used in) investment activities	10,736	(41,114)
Cash Flows From Financing Activities
Net increase (decrease) in deposits	(52,387)	65,425
Proceeds of advances from Federal Home Loan Bank and other borrowings	556,045	443,628
Payments on advances from Federal Home Loan Bank and other borrowings	(512,559)	(472,468)
Increase in advances by borrowers	(1,248)	2,427
Proceeds from issuance of common stock	3	—
Cash dividends paid	(1,587)	(1,587)
Net cash provided by (used in) financing activities	(11,733)	37,425
Increase (decrease) in cash and cash equivalents	(2,622)	4,836
Cash and Cash Equivalents
Beginning	24,256	21,352
Ending	$21,634	$26,188

Supplemental Disclosure of Cash Flows Information
Cash payments for interest	$4,123	$5,173
Cash payments for income and franchise taxes	1,235	1,552
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
The accompanying consolidated balance sheet as of June 30, 2014, which has been derived from audited financial statements, and the unaudited consolidated interim financial statements have been prepared in accordance with GAAP and reflect all adjustments that are, in the opinion of management, necessary for the fair presentation of the financial position and results of operations for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the six months ended December 31, 2014 are not necessarily indicative of the results that may be expected for the year ending June 30, 2015.
The interim consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, Home Federal Bank (the “Bank”), HF Financial Group, Inc. (“HF Group”) and HomeFirst Mortgage Corp. (the “Mortgage Corp.”), and the Bank’s wholly-owned subsidiaries, Mid America Capital Services, Inc. (“Mid America Capital”) and Hometown Investment Services, Inc. (“Hometown”).  The interim consolidated financial statements reflect the deconsolidation of the wholly-owned subsidiary trusts of the Company: HF Financial Capital Trust III (“Trust III”), HF Financial Capital Trust IV (“Trust IV”), HF Financial Capital Trust V (“Trust V”) and HF Financial Capital Trust VI (“Trust VI”). See Note 13 of “Notes to Consolidated Financial Statements.”  All intercompany balances and transactions have been eliminated in consolidation.

Management has evaluated subsequent events for potential disclosure or recognition through February 6, 2015, the date of the filing of the consolidated financial statements with the Securities and Exchange Commission.

Reclassification

Certain balances in the consolidated financial statements from prior periods have been reclassified to conform to the current period's presentation.

NOTE 2—REGULATORY CAPITAL
The following table summarizes the Bank's compliance with its minimum regulatory capital requirements at December 31, 2014:

	Amount	Percent
Tier I (core) capital (to adjusted total assets):
Required	$62,857	5.00%
Actual	118,960	9.46
Excess over required	56,103	4.46

Total risk-based capital (to risk-weighted assets):
Required	93,678	10.00
Actual	129,842	13.86
Excess over required	36,164	3.86

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
Following is a reconciliation of the income available to common shareholders and common stock share amounts used in the calculation of basic and diluted EPS for the periods presented:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Net income (loss)	$(868)	$2,170	$944	$3,149

Basic EPS:
Weighted average number of common shares outstanding	7,054,340	7,055,312	7,054,890	7,055,166
Basic earnings (loss) per common share	$(0.12)	$0.31	$0.13	$0.45

Diluted EPS:
Weighted average number of common shares outstanding	7,054,340	7,055,312	7,054,890	7,055,166
Common share equivalents—Stock Options / Stock Appreciation Rights (SARs) under employee compensation plans/warrant	4,692	1,921	4,648	2,045
Weighted average number of common shares and common share equivalents	7,059,032	7,057,233	7,059,538	7,057,211
Diluted earnings (loss) per common share	$(0.12)	$0.31	$0.13	$0.45

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

NOTE 4—INVESTMENT SECURITIES
The amortized cost and fair value of investment securities classified as available for sale and held to maturity according to management's intent, are as follows:

	December 31, 2014
	Adjusted Carrying Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Investment securities available for sale:
Debt securities:
U.S. government agencies	$10,575	$81	$(30)	$10,626
Municipal bonds	8,147	46	(23)	8,170
	18,722	127	(53)	18,796
Equity securities:
FNMA(1)	—	—	—	—
Federal Ag Mortgage	7	5	—	12
Other investments	253	—	—	253
	260	5	—	265
Agency residential mortgage-backed securities	272,003	981	(2,359)	270,625
Total investment securities available for sale	$290,985	$1,113	$(2,412)	$289,686

Investment securities held to maturity:
Municipal bonds	$18,398	$443	$(6)	$18,835
Agency residential mortgage-backed securities	1,920	45	—	1,965
Total investment securities held to maturity	$20,318	$488	$(6)	$20,800
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

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

The following tables present the fair value and age of gross unrealized losses by investment category:

	December 31, 2014
	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Investment securities available for sale:
Debt securities:
U.S. government agencies	$—	$—	$1,470	$(30)	$1,470	$(30)
Municipal bonds	2,697	(5)	1,043	(18)	3,740	(23)
	2,697	(5)	2,513	(48)	5,210	(53)
Agency residential mortgage-backed securities	43,863	(193)	125,928	(2,166)	169,791	(2,359)
Total investment securities available for sale	$46,560	$(198)	$128,441	$(2,214)	$175,001	$(2,412)

Investment securities held to maturity:
Municipal bonds	$1,142	$(5)	$115	$(1)	$1,257	$(6)
Total investment securities held to maturity	$1,142	$(5)	$115	$(1)	$1,257	$(6)

	June 30, 2014
	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Investment securities available for sale:
Debt securities:
U.S. government agencies	$—	$—	$1,455	$(45)	$1,455	$(45)
Municipal bonds	—	—	1,381	(18)	1,381	(18)
	—	—	2,836	(63)	2,836	(63)
Agency residential mortgage-backed securities	70,141	(290)	152,308	(3,204)	222,449	(3,494)
Total investment securities available for sale	$70,141	$(290)	$155,144	$(3,267)	$225,285	$(3,557)

Investment securities held to maturity:
Municipal bonds	$1,328	$(9)	$—	$—	$1,328	$(9)
Total investment securities held to maturity	$1,328	$(9)	$—	$—	$1,328	$(9)

 The unrealized losses reported for U.S. government agencies relate to one security issued by the Federal Home Loan Bank ("FHLB"). The unrealized losses are primarily attributable to changes in interest rates and the contractual cash flows of these investments which are guaranteed by an agency of the U.S. government. Management does not believe the unrealized losses at December 31, 2014 represent an other-than-temporary impairment for this investment. The Company does not have the intent to sell this security (has not made a decision to sell) and has assessed that it is not more likely than not that the Company will be required to sell this security before anticipated recovery of fair value.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

The unrealized losses reported for municipal bonds relate to 15 available for sale and six held to maturity municipal general obligation or revenue bonds. The unrealized losses are primarily attributed to changes in credit spreads or market interest rate increases since the securities were originally acquired, rather than due to credit or other causes. Management does not believe any individual unrealized losses as of December 31, 2014, represent an other-than-temporary impairment for these investments. The Company does not have the intent to sell these securities (has not made a decision to sell) and has assessed that it is not more likely than not that the Company will be required to sell these securities before anticipated recovery of fair value.
The unrealized losses reported for agency residential mortgage-backed securities relate to 103 available for sale securities issued by Federal National Mortgage Association ("FNMA"), the Government National Mortgage Association ("GNMA"), or the Federal Home Loan Mortgage Corporation ("FHLMC"). These unrealized losses are primarily attributable to changes in interest rates and the contractual cash flows of those investments which are guaranteed by an agency of the U.S. government. Management does not believe any of these unrealized losses as of December 31, 2014, represent an other-than-temporary impairment for those investments. The Company does not have the intent to sell these securities (has not made a decision to sell) and has assessed that it is not more likely than not that the Company will be required to sell these securities before anticipated recovery of fair value.
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
The amortized cost and fair values of available for sale and held to maturity debt securities as of December 31, 2014, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$1,206	$1,210	$66	$66
Due after one year through five years	11,188	11,236	3,444	3,478
Due after five years through ten years	6,027	6,043	12,637	12,944
Due after ten years	301	307	2,251	2,347
	18,722	18,796	18,398	18,835
Agency residential mortgage-backed securities	272,003	270,625	1,920	1,965
	$290,725	$289,421	$20,318	$20,800
Equity securities have been excluded from the maturity table above because they do not have contractual maturities associated with debt securities.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

Proceeds from the sale of securities available for sale for the three months ended December 31, 2014 were $14,891 and resulted in gains of $62 and losses of $137. Proceeds from the sale of securities available for sale for the three months ended December 31, 2013 were $10,084 and resulted in gains of $85 and losses of $0.
Proceeds from the sale of securities available for sale for the first six months of fiscal 2015 were $22,066 and resulted in gains of $96 and losses of $137. Proceeds from the sale of securities available for sale for the first six months of fiscal 2014 were $34,794 and resulted in gains of $364 and losses of $6.
NOTE 5—LOANS AND LEASES RECEIVABLE
Loans and leases receivable by classes within portfolio segments, consist of the following:

	December 31, 2014		June 30, 2014
	Amount	Percent	Amount	Percent
Residential:
One-to four-family	$44,740	5.2%	$47,886	5.9%
Construction	5,890	0.7	3,838	0.5
Commercial:
Commercial business (1)	70,144	8.2	82,459	10.2
Equipment finance leases	344	—	847	0.1
Commercial real estate:
Commercial real estate	314,240	36.7	294,388	36.3
Multi-family real estate	99,722	11.7	87,364	10.7
Construction	39,112	4.6	22,946	2.8
Agricultural:
Agricultural real estate	92,123	10.8	79,805	9.8
Agricultural business	119,471	14.0	115,397	14.2
Consumer:
Consumer direct	15,530	1.8	17,449	2.1
Consumer home equity	50,853	6.0	56,666	7.0
Consumer overdraft & reserve	2,961	0.3	2,901	0.4
Total loans and leases receivable (2)	$855,130	100.0%	$811,946	100.0%
_____________________________________

(1)	Includes $1,512 and $1,645 tax exempt leases at December 31, 2014 and June 30, 2014, respectively.

(2)	Exclusive of undisbursed portion of loans in process and net of deferred loan fees and discounts.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

The following tables summarize the activity in the allowance for loan and lease losses by portfolio segment for the three months ended:

December 31, 2014
	Residential	Commercial	Commercial Real Estate	Agricultural	Consumer	Total
Balance at beginning of period	$260	$925	$4,156	$3,569	$1,469	$10,379
Charge-offs	—	—	—	(344)	(89)	(433)
Recoveries	—	10	4	2	30	46
Provisions	12	(62)	311	638	42	941
Balance at end of period	$272	$873	$4,471	$3,865	$1,452	$10,933

December 31, 2013
	Residential	Commercial	Commercial Real Estate	Agricultural	Consumer	Total
Balance at beginning of period	$245	$1,651	$2,450	$4,586	$1,831	$10,763
Charge-offs	—	(96)	—	—	(116)	(212)
Recoveries	—	283	—	—	28	311
Provisions	23	(559)	176	(10)	113	(257)
Balance at end of period	$268	$1,279	$2,626	$4,576	$1,856	$10,605

The following tables summarize the activity in the allowance for loan and lease losses by portfolio segment for the six months ended:

December 31, 2014
	Residential	Commercial	Commercial Real Estate	Agricultural	Consumer	Total
Balance at beginning of period	$283	$932	$3,819	$3,842	$1,626	$10,502
Charge-offs	—	—	—	(344)	(230)	(574)
Recoveries	—	17	4	2	63	86
Provisions	(11)	(76)	648	365	(7)	919
Balance at end of period	$272	$873	$4,471	$3,865	$1,452	$10,933

December 31, 2013
	Residential	Commercial	Commercial Real Estate	Agricultural	Consumer	Total
Balance at beginning of period	$203	$1,558	$2,373	$4,637	$1,972	$10,743
Charge-offs	(7)	(118)	(10)	(98)	(298)	(531)
Recoveries	1	296	—	13	64	374
Provisions	71	(457)	263	24	118	19
Balance at end of period	$268	$1,279	$2,626	$4,576	$1,856	$10,605

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

The following tables summarize the related statement balances by portfolio segment:

	December 31, 2014
	Residential	Commercial	Commercial Real Estate	Agricultural	Consumer	Total
Allowance for loan and lease losses:
Individually evaluated for impairment	$36	$18	$4	$31	$371	$460
Collectively evaluated for impairment	236	855	4,467	3,834	1,081	10,473
Total allowance for loan and lease losses	$272	$873	$4,471	$3,865	$1,452	$10,933
Loans and leases receivable:
Individually evaluated for impairment	$154	$3,346	$6,745	$11,709	$1,463	$23,417
Collectively evaluated for impairment	50,476	67,142	446,329	199,885	67,881	831,713
Total loans and leases receivable	$50,630	$70,488	$453,074	$211,594	$69,344	$855,130

	June 30, 2014
	Residential	Commercial	Commercial Real Estate	Agricultural	Consumer	Total
Allowance for loan and lease losses:
Individually evaluated for impairment	$41	$38	$4	$15	$385	$483
Collectively evaluated for impairment	242	894	3,815	3,827	1,241	10,019
Total allowance for loan and lease losses	$283	$932	$3,819	$3,842	$1,626	$10,502
Loans and leases receivable:
Individually evaluated for impairment	$164	$4,233	$7,304	$14,742	$1,826	$28,269
Collectively evaluated for impairment	51,560	79,073	397,394	180,460	75,190	783,677
Total loans and leases receivable	$51,724	$83,306	$404,698	$195,202	$77,016	$811,946

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
The following tables summarize the credit quality indicators used to determine the credit quality by class within the portfolio segments:
Credit risk profile by internally assigned grade—Commercial, Commercial real estate and Agricultural portfolio segments

	December 31, 2014				June 30, 2014
	Pass	Special Mention	Substandard	Doubtful	Pass	Special Mention	Substandard	Doubtful
Commercial:
Commercial business	$63,034	$1,683	$6,334	$—	$77,835	$407	$4,431	$—
Equip. finance leases	344	—	—	—	847	—	—	—
Commercial real estate:
Commercial real estate	308,134	1,628	4,478	—	287,066	1,443	5,879	—
Multi-family real estate	92,420	961	6,341	—	79,901	982	6,481	—
Construction	37,621	1,491	—	—	22,946	—	—	—
Agricultural:
Agricultural real estate	81,598	4,634	5,896	—	70,971	279	8,555	—
Agricultural business	105,986	7,969	5,575	31	111,655	2,209	1,522	15
	$689,137	$18,366	$28,624	$31	$651,221	$5,320	$26,868	$15

Credit risk profile based on payment activity—Residential and Consumer portfolio segments

	December 31, 2014		June 30, 2014
	Performing	Nonperforming	Performing	Nonperforming
Residential:
One-to four- family	$44,513	$227	$47,761	$125
Construction	5,890	—	3,838	—
Consumer:
Consumer direct	15,464	66	17,400	49
Consumer home equity	50,367	486	55,725	941
Consumer OD & reserves	2,961	—	2,901	—
	$119,195	$779	$127,625	$1,115

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

The following table summarizes the aging of the past due financing receivables by classes within the portfolio segments and related accruing and nonaccruing balances:

December 31, 2014	Accruing and Nonaccruing Loans					Nonperforming Loans
	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 89 Days	Total Past Due	Current(2)	Recorded Investment >90 Days and Accruing(1)	Nonaccrual Balance	Total
Residential:
One-to four-family	$—	$—	$111	$111	$44,629	$—	$227	$227
Construction	—	—	—	—	5,890	—	—	—
Commercial:
Commercial business	32	—	195	227	69,917	—	2,722	2,722
Equipment finance leases	—	—	—	—	344	—	—	—
Commercial real estate:
Commercial real estate	—	—	66	66	314,174	—	563	563
Multi-family real estate	—	—	—	—	99,722	—	—	—
Construction	—	—	—	—	39,112	—	—	—
Agricultural:
Agricultural real estate	—	—	—	—	92,123	—	3,134	3,134
Agricultural business	25	—	178	203	119,268	—	5,613	5,613
Consumer:
Consumer direct	12	—	4	16	15,514	—	66	66
Consumer home equity	151	—	315	466	50,387	—	486	486
Consumer OD & reserve	7	—	—	7	2,954	—	—	—
Total	$227	$—	$869	$1,096	$854,034	$—	$12,811	$12,811
_____________________________________

(1)	Loans accruing and delinquent greater than 90 days have either government guarantees or acceptable loan-to-value ratios.

(2)	Net of deferred loan fees and discounts and exclusive of undisbursed portion of loans in process.

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

At December 31, 2014, the Company had identified $23,417 of loans as impaired which includes performing troubled debt restructurings. A loan is identified as impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement and thus are placed on non-accrual status. Interest income on impaired loans is recognized on a cash basis. The average carrying amount is calculated for each quarter by using the daily average balance, which is then averaged with the other quarters' averages to determine an annual average balance.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

The following table summarizes impaired loans by class of loans and the specific valuation allowance:

	December 31, 2014			June 30, 2014
	Recorded Investment	Unpaid Principal Balance(1)	Related Allowance	Recorded Investment	Unpaid Principal Balance(1)	Related Allowance
With no related allowance recorded:
Commercial business	$3,170	$3,170	$—	$4,032	$4,032	$—
Commercial real estate	563	563	—	983	983	—
Multi-family real estate	6,158	6,158	—	6,296	6,296	—
Agricultural real estate	6,096	6,096	—	10,945	10,945	—
Agricultural business	5,435	5,435	—	3,481	3,481	—
Consumer direct	5	20	—	10	25	—
Consumer home equity	567	567	—	926	926	—
	21,994	22,009	—	26,673	26,688	—
With an allowance recorded:
One-to four-family	154	154	36	164	164	41
Commercial business	176	176	18	201	201	38
Commercial real estate	24	24	4	25	25	4
Agricultural business	178	178	31	316	316	15
Consumer direct	62	62	61	47	47	31
Consumer home equity	829	829	310	843	843	354
	1,423	1,423	460	1,596	1,596	483
Total:
One-to four-family	154	154	36	164	164	41
Commercial business	3,346	3,346	18	4,233	4,233	38
Commercial real estate	587	587	4	1,008	1,008	4
Multi-family real estate	6,158	6,158	—	6,296	6,296	—
Agricultural real estate	6,096	6,096	—	10,945	10,945	—
Agricultural business	5,613	5,613	31	3,797	3,797	15
Consumer direct	67	82	61	57	72	31
Consumer home equity	1,396	1,396	310	1,769	1,769	354
	$23,417	$23,432	$460	$28,269	$28,284	$483
_____________________________________

(1)	Represents the borrower's loan obligation, gross of any previously charged-off amounts.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

The following tables summarize the Company's average recorded investment in impaired loans by class of loans and the related interest income recognized for the periods indicated:

	Three Months Ended December 31,
	2014		2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
One-to four-family	$156	$1	$244	$1
Commercial business	3,538	16	4,723	8
Commercial real estate	617	1	1,042	4
Multi-family real estate	6,190	—	27	—
Agricultural real estate	7,948	45	11,259	—
Agricultural business	4,490	—	3,636	—
Consumer direct	72	—	8	—
Consumer home equity	1,587	16	1,368	10
	$24,598	$79	$22,307	$23

	Six Months Ended December 31,
	2014		2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
One-to four-family	$158	$1	$255	$1
Commercial business	3,766	29	4,858	20
Commercial real estate	747	1	1,139	5
Multi-family real estate	6,225	70	27	—
Agricultural real estate	8,947	91	11,567	—
Agricultural business	4,259	—	3,795	—
Consumer direct	67	—	12	—
Consumer home equity	1,647	31	1,345	14
	$25,816	$223	$22,998	$40
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
Loans and leases that are considered troubled debt restructurings are factored into the determination of the allowance for loan and lease losses through impaired loan analysis and any subsequent allocation of specific valuation allowance, if applicable. The Company measures impairment on an individual loan and the extent to which a specific valuation allowance is necessary by comparing the loan's outstanding balance to either the fair value of the collateral, less the estimated cost to sell or the present value of expected cash flows, discounted at the loan's effective interest rate. During fiscal 2015, new TDRs consisted of one commercial business loan and 15 consumer loans. Of these new TDRs, 16 were evaluated for impairment based on collateral adequacy and none was evaluated based on discounted cash flows.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

The following is a summary of the Company's performing troubled debt restructurings which are in-compliance with their modified terms:

December 31, 2014	Number of Contracts(1)	Pre-Modification Recorded Balance	Post-Modification Outstanding Recorded Balance(1)
Residential	2	$154	$154
Commercial business	8	2,966	2,966
Commercial real estate	3	453	453
Agricultural	4	6,136	6,136
Consumer	40	1,263	1,263
	57	$10,972	$10,972

June 30, 2014	Number of Contracts(2)	Pre-Modification Recorded Balance	Post-Modification Outstanding Recorded Balance(2)
Residential	2	$164	$164
Commercial business	8	3,666	3,666
Commercial real estate	4	665	665
Agricultural	5	10,981	10,981
Consumer	31	1,686	1,686
	50	$17,162	$17,162
_____________________________________

(1)	Includes 20 customers, which are in compliance with their restructured terms, that are not accruing interest and have a recorded investment balance of $9,339.

(2)	Includes 21 customers, which are in compliance with their restructured terms, that are not accruing interest and have a recorded investment balance of $15,445.
Excluded from above, at December 31, 2014, the Company had one commercial business loan with a recorded balance of $86 and three consumer loans with a recorded balance of $96 that were originally restructured in fiscal 2014. The commercial business and consumer loans are not in compliance with their restructured terms and are in nonaccrual status. At June 30, 2014, the Company had one commercial real estate loan with a recorded balance of $10 that was originally restructured in fiscal 2014 and two consumer loans with a recorded balance of $6 that were originally restructured in fiscal 2014. Loans can retain their accrual status at the time of their modification if the restructuring is not a result of terminated loan payments. For nonaccruing loans, a minimum of six months of performance related to the restructured terms are required before a loan is returned to accruing status.
New TDRs initially classified as a TDR during the six months ended December 31, were as follows:

	2014			2013
	Number of Contracts	Pre-Modification Recorded Balance	Post-Modification Outstanding Recorded Balance	Number of Contracts	Pre-Modification Recorded Balance	Post-Modification Outstanding Recorded Balance
Residential	—	$—	$—	1	$127	$127
Commercial business	1	11	11	2	147	147
Consumer	15	425	425	7	316	316
	16	$436	$436	10	$590	$590

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

16 TDRs were added during the first six months of fiscal 2015. 13 TDRs were negotiated to extend a loan maturity without reducing the interest rate below market rate and three were due to bankruptcy. None of the new TDRs defaulted during the first six months of fiscal 2015. Ten TDRs were added during the first six months of fiscal 2014. Nine TDR were negotiated to extend a loan maturity without reducing the interest rate below market rate and one was due to bankruptcy. No TDRs defaulted during the first six months of fiscal 2014.
NOTE 6—LOAN SERVICING
Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Mortgage servicing rights, beginning	$11,060	$11,970	$11,218	$12,236
Additions	206	236	431	503
Amortization (1)	(390)	(467)	(773)	(1,000)
Mortgage servicing rights, ending	$10,876	$11,739	$10,876	$11,739

Valuation allowance, beginning	$—	$(874)	$—	$(1,249)
(Additions) / reductions (1)	—	500	—	875
Valuation allowance, ending	$—	$(374)	$—	$(374)

Mortgage servicing rights, net	$10,876	$11,365	$10,876	$11,365

Servicing fees received	$735	$776	$1,488	$1,554
Balance of loans serviced at:
Beginning of period	1,028,274	1,100,247	1,048,671	1,123,012
End of period	1,014,468	1,086,992	1,014,468	1,086,992
___________________________________

(1)	Changes to carrying amounts are reported net of loan servicing income on the statements of income for the periods presented.
Amortization of servicing rights is adjusted each quarter based upon analysis of portfolio attributes and factors, including an evaluation of historical prepayment activity and prospective industry consensus rates.  For the quarters ended December 31, 2014 and 2013, the constant prepayment rates (CPR) used to calculate the amortization were 9.1% and 11.2%, respectively.  For valuation purposes, management utilized a discount rate of 10.5% and 10.0% at December 31, 2014 and 2013, respectively.  Prepayment speeds utilized at December 31, 2014 and 2013 were 9.4% and 9.4%, respectively, which are used in the calculation of the amortization expense for the subsequent quarter.  Prepayment speeds are analyzed and adjusted each quarter.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

NOTE 7—GOODWILL AND INTANGIBLE ASSETS, NET
The components of goodwill and intangible assets, net, are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Goodwill(1)	$4,366	$4,366	$4,366	$4,366

Amortizable intangible assets
Customer base(3)	$479	$479	$479	$479
Covenant not to compete(4)	119	119	119	119
Total amortizable intangible assets	598	598	598	598

Accumulated amortization, beginning	161	53	134	26
Amortization expense	27	28	54	55
Accumulated amortization, ending	188	81	188	81

Amortizable intangible assets, net(2)	$410	$517	$410	$517

Goodwill and intangible assets, net	$4,776	$4,883	$4,776	$4,883
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

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

The following tables summarize segment reporting information:

	Three Months Ended December 31,
	2014			2013
	Banking	Other	Total	Banking	Other	Total
Net interest income	$9,661	$(297)	$9,364	$8,146	$(359)	$7,787
(Provision) benefit for losses on loans and leases	(941)	—	(941)	257	—	257
Noninterest income	2,757	368	3,125	3,629	300	3,929
Intersegment noninterest income	75	(72)	3	71	(67)	4
Noninterest expense	(12,470)	(679)	(13,149)	(8,213)	(565)	(8,778)
Intersegment noninterest expense	—	(3)	(3)	—	(4)	(4)
Income (loss) before income taxes	$(918)	$(683)	$(1,601)	$3,890	$(695)	$3,195
Total assets at December 31(1)(2)	$1,260,578	$2,435	$1,263,013	$1,251,178	$3,180	$1,254,358

(1)	Included in total assets were goodwill and intangible assets, net totaling $4,366 and $410 for the banking segment and other segment, respectively, at December 31, 2014.
(2) Included in total assets were goodwill and intangible assets, net totaling $4,366 and $517 for the banking segment and other segment, respectively, at December 31, 2013.

	Six Months Ended December 31,
	2014			2013
	Banking	Other	Total	Banking	Other	Total
Net interest income	$18,258	$(608)	$17,650	$15,282	$(719)	$14,563
(Provision) for losses on loans and leases	(919)	—	(919)	(19)	—	(19)
Noninterest income	5,679	787	6,466	7,479	631	8,110
Intersegment noninterest income	152	(145)	7	143	(135)	8
Noninterest expense	(20,817)	(1,353)	(22,170)	(16,865)	(1,241)	(18,106)
Intersegment noninterest expense	—	(7)	(7)	—	(8)	(8)
Income (loss) before income taxes	$2,353	$(1,326)	$1,027	$6,020	$(1,472)	$4,548
Total assets at December 31(1)(2)	$1,260,578	$2,435	$1,263,013	$1,251,178	$3,180	$1,254,358

(1)	Included in total assets were goodwill and intangible assets, net totaling $4,366 and $410 for the banking segment and other segment, respectively, at December 31, 2014.
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
The information relative to the components of net periodic benefit cost for the Company’s defined benefit plan is presented below.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Net periodic benefit cost
Service cost	$170	$169	$340	$337
Interest cost	186	180	372	360
Expected return on plan assets	(155)	(142)	(310)	(284)
Amortization of prior losses	32	52	63	105
Net periodic benefit cost	$233	$259	$465	$518

The Company previously disclosed in its consolidated financial statements for fiscal 2014, which are included in Part II, Item 8 “Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K, that it contributed $455 in fiscal 2014 to fund its qualified pension plan.  During the second quarter of fiscal 2015, the Company contributed $410 to fund its qualified pension plan.  The Company does not anticipate funding any additional contributions for fiscal 2015.
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

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

The following table is a summary of net healthcare costs by quarter:

	Fiscal Years Ended
	June 30,
	2015	2014
Quarter ended September 30	$309	$264
Quarter ended December 31	430	257
Quarter ended March 31	---	384
Quarter ended June 30	---	501
Net healthcare costs	$739	$1,406

NOTE 11—STOCK-BASED COMPENSATION PLANS
The fair value of each incentive stock option and each stock appreciation right grant is estimated at the grant date using the Black-Scholes option-pricing model.  There were no stock options or stock appreciation rights (SARs) granted in the six months ended December 31, 2014 and 2013.
Stock option activity for the six months ended December 31, 2014, was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Beginning Balance	24,532	$15.32
Granted	—	—
Forfeited	—	—
Expired	(19,995)	14.88
Exercised	—	—
Ending Balance	4,537	$17.27	0.7	$—
Vested and exercisable at December 31	4,537	$17.27	0.7	$—
Stock appreciation rights activity for the six months ended December 31, 2014, was as follows:

	SARs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Beginning Balance	89,397	$13.52
Granted	—	—
Forfeited	(2,084)	15.38
Exercised	(2,366)	12.48
Ending Balance	84,947	$13.51	4.1	$80
Vested and exercisable at December 31	84,947	$13.51	4.1	$80
There were 2,366 and 6,526 SARs exercised during the six months ended December 31, 2014 and 2013, respectively, which resulted in $3 and $6 of intrinsic value of SARs exercised for the respective periods. No options were exercised during these same periods. In addition, there were no cashless option exercises or related tax benefit realized for the six months ended December 31, 2014 and 2013. There was no unrecognized compensation cost related to nonvested SARs awards at December 31, 2014.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

Nonvested share activity for the six months ended December 31, was as follows:

	2014		2013
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested Balance, beginning	11,694	$11.99	30,019	$12.15
Granted	—	—	—	—
Vested	(1,088)	9.79	(3,307)	11.59
Forfeited	(1,334)	12.25	—	—
Nonvested Balance, ending	9,272	$12.21	26,712	$12.22

Pretax compensation expense recognized for nonvested shares for the six months ended December 31, 2014 and 2013, was $66 and $44, respectively. The tax benefit for the six months ended December 31, 2014 and 2013 was $25 and $17, respectively. As of December 31, 2014, there was $84 of total unrecognized compensation cost related to nonvested shares granted under the Plan. That cost is expected to be recognized over a weighted-average period of 0.2 years. The total fair value of shares vested during the six months ended December 31, 2014 and 2013 was $15 and $39, respectively.
The 2002 Option Plan expired effective September 20, 2012. No plan was in effect at December 31, 2014 for the purpose of issuing new shares. The Company's stock option and incentive plans are described more fully in Part II, Item 8 “Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014, under Note 17 of “Notes to Consolidated Financial Statements.”
NOTE 12—ADVANCES FROM FEDERAL HOME LOAN BANK AND OTHER BORROWINGS
Advances from the Federal Home Loan Bank of Des Moines ("FHLB") and other borrowings are summarized as follows:

	December 31, 2014		June 30, 2014
	Amount	Rate (1)	Amount	Rate (1)
Overnight federal funds purchased	$84,855	0.28%	$10,575	0.28%
One week fixed-rate advance	75,000	0.22	—	—
Term fixed-rate advance	4,000	1.15	109,793	2.99
Other borrowings	274	—	275	—
	$164,129	0.27%	$120,643	2.74%

(1)	Rate is the specified interest rate for the obligation or the weighted average rate if more than one obligation exists or as represented in the total.

NOTE 13—SUBORDINATED DEBENTURES PAYABLE TO TRUSTS
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

NOTE 14—INTEREST RATE CONTRACTS
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
The Company has outstanding interest rate swap agreements with notional amounts totaling $13,000 to convert two variable-rate trust preferred securities into fixed-rate instruments. The agreements have a weighted average maturity of 1.7 years and have fixed rates ranging from 5.68% to 6.58% with a weighted average rate of 5.89%. The fair value of the derivatives was an unrealized loss of $702 at December 31, 2014 and an unrealized loss of $1,194 at December 31, 2013. The Company pledged $794 in cash under collateral arrangements as of December 31, 2014, to satisfy collateral requirements associated with these interest rate swap contracts.
The Company has borrower interest rate swap agreements with notional amounts totaling $35,520 to facilitate customer transactions and meet the borrower's financing needs. These swaps qualify as derivatives, but consist of two different types of instruments. The back-to-back loan swaps are not designated as hedging instruments, while the one-way loan swaps are classified as fair value hedging instruments. The loan interest rate swap derivatives had no impact on the consolidated statements of income for the first six months ended December 31, 2014 and 2013. Any amounts due to the Company are expected to be collected from the borrowers. Credit risk exists if the borrower's collateral or financial condition indicates that the underlying collateral or financial condition of the borrower makes it probable that amounts due will be uncollectible. Management monitors this credit exposure on a quarterly basis.
No deferred net losses on interest rate swaps in other comprehensive loss as of December 31, 2014, are expected to be reclassified into net income during the current fiscal year. See Note 15 "Accumulated Other Comprehensive Loss" for amounts reported as other comprehensive loss.
The following table summarizes the derivative financial instruments utilized as of December 31, 2014:

			Estimated Fair Value
	Balance Sheet Location	Notional Amount	Gain	Loss
Non-designated derivatives	Other assets	$7,367	$700	$—
Fair value hedge	Loans and leases receivable	20,786	133	(437)
Cash flow hedge	Accrued expenses and other liabilities	13,000	—	(702)
Non-designated derivatives	Accrued expenses and other liabilities	7,367	—	(700)
		$48,520	$833	$(1,839)
The following table summarizes the derivative financial instruments utilized as of June 30, 2014:

			Estimated Fair Value
	Balance Sheet Location	Notional Amount	Gain	Loss
Non-designated derivatives	Other assets	$7,730	$739	$—
Fair value hedge	Loans and leases receivable	21,267	172	(273)
Cash flow hedge	Accrued expenses and other liabilities	15,000	—	(952)
Non-designated derivatives	Accrued expenses and other liabilities	7,730	—	(739)
		$51,727	$911	$(1,964)

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

The following table details the derivative financial instruments, the average remaining maturities and the weighted-average interest rates being paid and received as of December 31, 2014:

	Notional Value	Average Maturity (years)	Fair Value Gain (Loss)	Receive	Pay
Liability conversion swaps	$13,000	1.7	$(702)	2.41%	5.89%
Loan interest rate swaps	35,520	7.3	(304)	2.12	4.45
	$48,520		$(1,006)
There were no gains or losses included in the income statement for the periods ended December 31, 2014 or 2013.

NOTE 15—ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of other comprehensive loss balances as of the respective dates were:

	December 31,	June 30,
	2014	2014
Unrealized (loss) on securities available for sale net of related tax effect of $494 and $873	$(805)	$(1,423)
Unrealized (loss) on defined benefit plan net of related tax effect of $859 and $859	(1,402)	(1,402)
Unrealized (loss) on cash flow hedging activities net of related tax effect of $239 and $323	(463)	(629)
	$(2,670)	$(3,454)
The following tables summarize the components of other comprehensive income (loss) balances at December 31, 2014 and 2013, changes and reclassifications out of accumulated other comprehensive income (loss) during the three months ended December 31, 2014 and 2013. The amounts reclassified from accumulated other comprehensive income for the investment securities available for sale are included in net gain on sale of investment securities on the consolidated statements of income, while the amounts reclassified from cash flow hedging activities are a component of other noninterest income on the consolidated statements of income.

	Investment Securities Available for Sale	Defined Benefit Plan	Cash Flow Hedging Activities	Accumulated Other Comprehensive Loss
Balance October 1, 2014	$(1,618)	$(1,402)	$(527)	$(3,547)
Other comprehensive income before reclassifications	1,236	—	97	1,333
Amounts reclassified from accumulated other comprehensive loss	75	—	—	75
Income tax (expense)	(498)	—	(33)	(531)
Balance December 31, 2014	$(805)	$(1,402)	$(463)	$(2,670)

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

	Investment Securities Available for Sale	Defined Benefit Plan	Cash Flow Hedging Activities	Accumulated Other Comprehensive Loss
Balance October 1, 2013	$(2,905)	$(1,946)	$(891)	$(5,742)
Other comprehensive income before reclassifications	373	—	156	529
Amounts reclassified from accumulated other comprehensive loss	(85)	—	—	(85)
Income tax (expense)	(109)	—	(53)	(162)
Balance December 31, 2013	$(2,726)	$(1,946)	$(788)	$(5,460)

The following tables summarize the components of other comprehensive income (loss) balances at December 31, 2014 and 2013, changes and reclassifications out of accumulated other comprehensive income (loss) during the six months ended December 31, 2014 and 2013. The amounts reclassified from accumulated other comprehensive income for the investment securities available for sale are included in net gain on sale of investment securities on the consolidated statements of income, while the amounts reclassified from cash flow hedging activities are a component of other noninterest income on the consolidated statements of income.

	Investment Securities Available for Sale	Defined Benefit Plan	Cash Flow Hedging Activities	Accumulated Other Comprehensive Loss
Balance July 1, 2014	$(1,423)	$(1,402)	$(629)	$(3,454)
Other comprehensive income before reclassifications	956	—	250	1,206
Amounts reclassified from accumulated other comprehensive loss	41	—	—	41
Income tax (expense)	(379)	—	(84)	(463)
Balance December 31, 2014	$(805)	$(1,402)	$(463)	$(2,670)

	Investment Securities Available for Sale	Defined Benefit Plan	Cash Flow Hedging Activities	Accumulated Other Comprehensive Loss
Balance July 1, 2013	$(1,385)	$(1,946)	$(954)	$(4,285)
Other comprehensive income (loss) before reclassifications	(1,805)	—	252	(1,553)
Amounts reclassified from accumulated other comprehensive loss	(358)	—	—	(358)
Income tax (expense) benefit	822	—	(86)	736
Balance December 31, 2013	$(2,726)	$(1,946)	$(788)	$(5,460)

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

NOTE 16—FINANCIAL INSTRUMENTS
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

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

Estimated fair values of the Company's financial instruments are as follows:

December 31, 2014		Fair Value Measurements
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$21,634	$21,634	$21,634	$—	$—
Investment securities	310,004	310,486	12	310,474	—
Correspondent bank stock	8,108	8,108	—	8,108	—
Loans held for sale	9,026	9,026	—	9,026	—
Net loans and leases receivable	844,197	845,206	—	16,030	829,176
Accrued interest receivable	6,976	6,976	—	6,976	—
Servicing rights, net	10,876	11,163	—	—	11,163
Interest rate swap contracts	700	700	—	700	—
Financial liabilities
Deposits	946,787	946,338	—	—	946,338
Interest rate swap contracts	1,402	1,402	—	1,402	—
Borrowed funds	164,129	164,137	—	164,137	—
Subordinated debentures payable to trusts	24,837	27,275	—	—	27,275
Accrued interest payable and advances by borrowers for taxes and insurance	13,455	13,455	—	13,455	—

June 30, 2014		Fair Value Measurements
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$24,256	$24,256	$24,256	$—	$—
Investment securities	368,385	368,747	14	368,733	—
Correspondent bank stock	6,367	6,367	—	6,367	—
Loans held for sale	6,173	6,173	—	6,173	—
Net loans and leases receivable	801,444	802,104	—	22,251	779,853
Accrued interest receivable	5,407	5,407	—	5,407	—
Servicing rights, net	11,218	12,092	—	—	12,092
Interest rate swap contracts	739	739	—	739	—
Financial liabilities
Deposits	999,174	999,233	—	—	999,233
Interest rate swap contracts	1,691	1,691	—	1,691	—
Borrowed funds	120,643	127,104	—	127,104	—
Subordinated debentures payable to trusts	24,837	29,028	—	—	29,028
Accrued interest payable and advances by borrowers for taxes and insurance	14,859	14,859	—	14,859	—

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

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

The table below presents the Company's balances of financial instruments measured at fair value on a recurring basis by level within the hierarchy at December 31, 2014:

	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total at Fair Value
Securities available for sale
Debt securities:
U.S. government agencies	$—	$10,626	$—	$10,626
Municipal bonds	—	8,170	—	8,170
Equity securities:
Federal Ag Mortgage	12	—	—	12
Other investments	—	253	—	253
Agency residential mortgage-backed securities	—	270,625	—	270,625
Securities available for sale	12	289,674	—	289,686
Loans and leases receivable	—	—	294	294
Interest rate swap contracts	—	833	—	833
Total assets	$12	$290,507	$294	$290,813

Interest rate swaps contracts	$—	$1,839	$—	$1,839
Total liabilities	$—	$1,839	$—	$1,839

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
Loans and leases receivable: The fair values for loans that have been repurchased are estimated using discounted cash flow analyses, which discounts the stated rate at 20%.
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

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

The table below presents the Company's balances of financial instruments measured at fair value on a nonrecurring basis by level within the hierarchy at December 31, 2014:

	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fiscal 2015 Incurred Losses (Gains)
Impaired loans	$—	$16,030	$6,927	$(22)
Mortgage servicing rights	—	—	11,163	—
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
For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of December 31, 2014, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Averages)
Impaired loans	$6,927	Discounted cash flow	Discount rate	3.3% - 10.0% (6.4%)
			Principal loss probability	0.0% - 18.9% (6.9%)

		Collateral valuation	Discount from appraised value	0.0% - 62.1% (20.1%)
			Costs to sell	6.0% - 22.9% (8.9%)

Servicing rights, net	11,163	Discounted cash flow	Constant prepayment rate	9.4%
			Discount rate	10.5%
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
Executive Summary
The Company's net income for the first six months of fiscal 2015 was $944,000, or $0.13 in basic and diluted earnings per common share, compared to $3.1 million, or $0.45 in basic and diluted earnings per common share, for the first six months of fiscal 2014. This resulted in a return on average equity (i.e., net income divided by average equity) of 1.83% and 6.48%, respectively, in the year-over-year comparison, while the return on average assets (i.e., net income divided by average assets) was 0.15% and 0.50%, respectively.
Core diluted earnings per share, a non-GAAP measure, was $0.51 compared to $0.41 for the six months ended December 31, 2014 and 2013, respectively. This financial measure is adjusted from GAAP net income and diluted earnings per share for the effects of the one-time charges related to prepayment of FHLB term borrowings, gain or losses on investment security sales, and effects of branch closure costs. See “Reconciliation of GAAP Earnings and Core Earnings” for a reconciliation of this non-GAAP financial measure and for further discussion as to the reasons we believe this non-GAAP financial measure is useful.
During the second fiscal quarter, $84.9 million of FHLB term borrowings were prepaid which resulted in a one-time pre-tax charge to noninterest expense of $4.1 million. Management believes the resulting impact will be to improve the net interest margin by approximately 40 basis points in subsequent quarters. The longer-term funds which carried a weighted average interest cost of 3.09% were replaced on a net basis with less expensive short-term funding at a significantly lower rate. Management expects borrowing balances to decline in upcoming quarters as investment securities mature or are sold and proceeds are used to repay the newly acquired short-term borrowings.
Net interest income for the first six months of fiscal 2015 was $17.7 million, an increase of $3.1 million, or 21.2%, compared to the same period a year ago.  For the comparative time-frames, average interest-earning assets and average interest-bearing liabilities increased 1.3% and 2.1%, respectively. The average yield on interest-earning assets increased to 3.61% for the first six months of fiscal 2015, compared to 3.28% a year ago, an increase of 33 basis points, due primarily to the 11.9% growth in average loan balances, a large net recovery of non-accrued interest, and a decrease in the average balances of lower-yielding investment securities of 17.2%. The net recovery of non-accruing interest during fiscal 2015 of $753,000 improved the net interest margin by 13 basis points on a year-to-date basis. During the second quarter of fiscal 2015, a $771,000 interest recovery was recognized from a dairy-related loan relationship, which increased interest income, but would have been earned during prior quarters had it been in accrual status. The improved mix of earning assets, which features increased higher-earning loan assets versus investment securities assets was also a component of the increase when compared to the same period of the prior fiscal year. For the six months ended December 31, 2014, cost of deposits, which include all interest-bearing and noninterest-bearing deposits, decreased by 6 basis points to 0.38%, compared to 0.44% for the same period of the prior fiscal year.
The net interest margin expressed on a fully taxable equivalent basis (“Net Interest Margin, TE”) for the six months ended December 31, 2014 was 3.01%, which is an increase of 50 basis points from the same period of the prior fiscal year. Net interest income attributable to the increases in average balances of interest-earning assets and interest-bearing liabilities amounted to a net increase of $1.8 million for the six month period when compared to the same period of the prior year. Interest-earning asset average balance net increases contributed to an increase of $1.6 million in interest revenue, while the decline in average balances of FHLB advances and other borrowings of 12.1% primarily drove net interest expense savings of $247,000 for the year-over-year comparison. The yield on interest-earning assets increased by 33 basis points and resulted in an increase of net interest income of $657,000, while the rate paid on interest-bearing liabilities decreased 18 basis points and resulted in a decrease in interest expense of $622,000. The combined effects of volume and rate changes resulted in an overall net interest income increase of $3.1 million for the six months ended December 31, 2014 when compared to the same period of the prior year.
Average loans and leases receivable balances increased by $88.5 million, when compared to the same period of the prior year, and were funded by a reduction in average investment securities of $71.9 million and a net increase in interest-bearing liabilities of $20.0 million. Average balances of interest-bearing deposits increased $40.7 million for the year-over-year comparison, while FHLB advances and other borrowings decreased by $20.7 million, which resulted in a mix of liabilities that lessened the average rates paid on the interest-bearing liabilities compared to the same period of the prior fiscal year. Net Interest Margin, TE is a non-GAAP financial measure.  See “Analysis of Net Interest Income” for a calculation of this non-GAAP financial measure and for further discussion as to the reasons we believe this non-GAAP financial measure is useful.
Total loans increased by $43.2 million during the first six months of fiscal 2015 to $855.1 million at December 31, 2014, compared to $811.9 million at June 30, 2014 and $745.8 million at December 31, 2013. Commercial real estate and agricultural lending portfolios increased by $48.4 million and $16.4 million, respectively, since the prior fiscal year end, while strong underwriting standards remain in place. Commercial business loans decreased by $12.8 million in the first six months of fiscal 2015 due primarily to a customer relationship payoff which affected outstanding balances. We believe the overall increase in average loan balances was attributable to a gradual improvement in general economic conditions, resulting in the willingness of borrowers to consider incurring more debt to support growth in their businesses, while also acknowledging that we continue to operate in uncertain national economic and fiscal conditions. We believe that the operating environment has resulted in increased competition among financial institutions for loan demand from credit-worthy borrowers.
The allowance for loan and lease losses increased by $431,000 to $10.9 million at December 31, 2014, compared to June 30, 2014.  The ratio of allowance for loan and lease losses to total loans and leases was 1.28% compared to 1.29% at June 30, 2014. The overall loan balances increased by $43.2 million during the first six months of fiscal 2015, while nonperforming loans decreased by $4.5 million to $12.8 million and the amount of classified assets increased by $1.3 million to $31.5 million at December 31, 2014. The Company continues to pro-actively manage its problem assets of which certain have been supported by improving conditions in the regional commercial and agricultural markets, including livestock and dairy operations. The provision for loan and lease losses, which results from adjusting the allowance for loan and lease losses to the estimated amount needed to reserve for the loan and lease portfolio, was $919,000 for the first six months of fiscal 2015. Total nonperforming assets at December 31, 2014 were $12.8 million as compared to $17.5 million at June 30, 2014.  The ratio of nonperforming assets to total assets decreased to 1.01% at December 31, 2014, compared to 1.37% at June 30, 2014.  Net charge-offs for the six month period ended December 31, 2014 were $488,000 and represent 0.12% of average loans and leases for the period. The allowance recorded in accordance with ASC 450 increased by $454,000 due primarily to increases in the applicable loan balances since the prior fiscal year end and adjusted based on management's assessment of the allowance using historical charge-off activity and environmental factor information. The allowance recorded in accordance with ASC 310 on identified impaired loans minimally decreased by $23,000 to $460,000 at December 31, 2014, and consisted primarily of consumer loans. All identified impaired loans are reviewed to assess the borrower's ability to make payments under the terms of the loan and/or a shortfall in collateral value that would result in charging off the loan or the portion of the loan that was impaired.
 Foreclosed real estate and other properties totaled $2,000 at December 31, 2014, compared to $180,000 at June 30, 2014, or a decrease of $178,000. The balance at December 31, 2014 was composed entirely from a consumer loan that was foreclosed and remained unsold at quarter end.
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
 Total deposits at December 31, 2014 were $946.8 million, a decrease of $52.4 million from June 30, 2014. This decrease was primarily due to a decrease of $46.0 million from public fund deposits and a decrease of $6.1 million from in-market, non-public fund customer deposits. Public funds have seasonal fluctuations due to semiannual tax collection and subsequent disbursement to entities. Interest rates on deposits decreased to the average rate paid of 0.45% on interest-bearing deposits for the six month period ended December 31, 2014, compared to 0.53% for the same period of the prior year.
 On January 26, 2015, the Company announced it will pay a quarterly cash dividend of 11.25 cents per common share for the second quarter of fiscal 2015.  The dividend will be paid on February 13, 2015, to stockholders of record on February 6, 2015.

On July 28, 2014 the Bank filed an application (the “Bank Application”) with the South Dakota Department of Labor and Regulation, Division of Banking (“DOB”) to convert from a federally chartered savings association to a South Dakota state-chartered banking corporation (the “Bank Conversion”).  On September 15, 2015 the DOB issued a Decision and Order approving the Bank Application.  On September 22, 2014 the Bank filed an application with the FDIC (the “FDIC Application”) in connection with the Bank Conversion.  On December 23, 2014 the FDIC issued a letter approving the Bank Conversion.  In connection with the Bank Conversion and as required by Federal Reserve regulations, on November 24, 2014 the Company filed an application (the “Company Application”) with the Federal Reserve to convert from a savings and loan holding company to a bank holding company.  Upon the Federal Reserve’s approval of the Company Application, the Bank Conversion would be consummated upon the effectiveness of certain additional filings with the DOB.
 The total risk-based capital ratio of 13.86% at December 31, 2014, decreased by 68 basis points from 14.54% at June 30, 2014.  Tier I capital decreased three basis points to 9.46% at December 31, 2014 when compared to 9.49% at June 30, 2014. The decrease in total risk-based capital stems from management's successful efforts to generate loan growth, which require a higher risk-weighting than do investment securities or cash. The Tier I capital remained relatively neutral due to the combined amount of net income and the reduction in unrealized losses in equity, and offset by the payment of dividends. These ratios continue to place the Company in the “well-capitalized” category within financial institution regulations at December 31, 2014 and are consistent with the “well-capitalized” regulatory category in which the Company plans to operate.  The Company historically has been able to manage the size of its assets through secondary market loan sales of single-family mortgages.
 Noninterest income was $6.5 million for the six months ended December 31, 2014, compared to $8.1 million for the same period in the prior fiscal year, a decrease of $1.6 million.  This decrease was due to decreases in mortgage banking revenue, gain on sale of investment securities and a loss on the disposal of closed-branch fixed assets. Net loan servicing income and net gain on sale of loans decreased by $714,000 and $396,000, respectively, due to a prior year recovery of servicing valuation allowance of $875,000 for which there was no allowance remaining to recover in the current fiscal year; and an overall reduction in mortgage originations due in part to reduced refinance activity. Gain on sale of investment securities decreased by $399,000 due to fewer sales of investment securities and the increase in investment securities sold at a loss when comparing the year over year periods. In addition, the closure of a branch office during the current fiscal year resulted in a loss on disposal of closed branch fixed assets of $163,000, which reduces other income. The branch closure was made in the continued efforts to improve operating efficiencies. Partially offsetting the decreases to noninterest income were commission and insurance income which increased by $155,000 when comparing the current six month period to the same period of the prior fiscal year. This increase is due primarily to an increase in managed funds fee income which results as assets within this category have increased. Fees on deposits decreased by $106,000 for the first six months of fiscal 2015 when compared to the same period of the prior year primarily due to decreases in NSF/Overdraft fees of $106,000 and point-of-sale income reductions of $101,000. NSF/Overdraft fee decreases were attributed to reduced transactions and point-of-sale income decreases were due to a lower earnings structure. Partially offsetting these decreases were net service charges and ATM service fees of $50,000 and $35,000, respectively in the year-over-year comparison. Other noninterest income decreased by $59,000 due primarily to a one-time charge recorded of $64,000 from the sale of land previously held for future branch expansion. The sale of land occurred in the second quarter of fiscal 2015.
Noninterest expense was $22.2 million for the six months ended December 31, 2014, as compared to $18.1 million for the same period of the prior fiscal year, an increase of $4.1 million, or 22.4%.  The increase was attributed primarily to the prepayment of long-term FHLB advances of $84.9 million, which resulted in a loss on early extinguishment of debt of $4.1 million. Other noteworthy increases in noninterest expense were an increase in compensation and employee benefits of $32,000 and check and data processing expense increases of $135,000. Compensation costs increased primarily due to increased healthcare costs of $218,000, which resulted from specific high dollar claims from which stop-loss thresholds were exceeded and partial reinsurance recovery was received. In addition, variable and incentive pay and base salary wages contributed with increases of $49,000 and $19,000, respectively. Deferred loan costs partially offset these increases with an increased deferral amount of $196,000, which reduced compensation expense. Foreclosed real estate and other properties partially reduced the noninterest expense increases with a $219,000 decrease in the year-over-year comparison. This was due to fewer properties held in foreclosure and sold when compared to the prior fiscal year.

Reconciliation of GAAP Earnings and Core Earnings
Although core earnings are not a measure of performance calculated in accordance with GAAP, the Company believes that its core earnings are an important indication of performance through ongoing operations. The Company believes that core earnings are useful to management and investors in evaluating its ongoing operating performance, and in comparing its performance with other companies in the banking industry. Core earnings should not be considered in isolation or as a substitute for GAAP earnings. During the periods presented, the Company calculated core earnings by adding back or subtracting, net of tax, net gain or loss recorded on the sale of securities, the charges incurred from the prepayment of borrowings, and costs incurred for branch closures.

	Three Months Ended			Six Months Ended
	December 31,	September 30,	December 31,	December 31,
	2014	2014	2013	2014	2013
	(Dollars in Thousands, except share data)
GAAP earnings before income taxes	$(1,601)	$2,628	$3,195	$1,027	$4,548
Net loss (gain) on sale of securities	75	(34)	(85)	41	(358)
Charges incurred from prepayment of borrowings(1)	4,065	—	—	4,065	—
Costs incurred for branch closures(2)	2	199	—	201	—
Core earnings before income taxes	2,541	2,793	3,110	5,334	4,190
Provision for income taxes for core earnings	841	879	993	1,720	1,263
Core earnings	$1,700	$1,914	$2,117	$3,614	$2,927

GAAP diluted earnings per share	$(0.12)	$0.26	$0.31	$0.13	$0.45
Net loss (gain) on sale of securities, net of tax	—	(0.01)	(0.01)	—	(0.04)
Charges incurred from prepayment of borrowings, net of tax	0.36	—	—	0.36	—
Costs incurred for branch closures, net of tax	—	0.02	—	0.02	—
Core diluted earnings per share	$0.24	$0.27	$0.30	$0.51	$0.41
(1) Charges were incurred for the prepayment of $84.9 million of FHLB term borrowings and are included in Noninterest expense as a Loss on early extinguishment of debt on the income statement for the period ended December 31, 2014.
(2) Branch closure costs include a loss on the sale of closed branch fixed assets and other costs associated with the closure. The loss on the sale of closed branch fixed assets are included as a reduction in noninterest income and other costs associated with the closure and are included in the respective categories within noninterest expenses.

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

Financial Condition Data
At December 31, 2014, the Company had total assets of $1.26 billion, a decrease of $11.7 million from the amount at June 30, 2014. Total investment securities decreased $58.4 million, while total loans and leases receivable increased $43.2 million. Total liabilities decreased $11.9 million primarily due to a decrease in deposits of $52.4 million and offset by an increase in advances from FHLB and other borrowings of $43.5 million. Stockholders' equity increased $210,000 since June 30, 2014, due to improvements in accumulated other comprehensive loss and offset by a decrease in retained earnings.
The increase in loans and leases receivable, net, which excludes loans in process and deferred fees, was $42.8 million due to the increase in loan balances. Commercial real estate and agricultural loans increased $48.4 million and $16.4 million, respectively, while commercial business loans decreased by $12.8 million.
The investment securities, which includes available for sale and held to maturity securities, decreased by $58.4 million due primarily to principal payments, maturities, and the sale of investment securities in excess of investment securities purchased during the first six months of fiscal 2015. Repayments of principal balances of investments securities totaled $38.8 million and the book value of investment securities sold, called or matured were $24.4 million. These reductions in the balance were partially offset by the purchase of investment securities of $6.1 million. In addition, net premium amortization of investment securities and partially offset by increases in market value on investment securities available for sale decreased the amount of recorded balance by $1.3 million for the first six months of fiscal 2015. The Company classifies its investment securities as available for sale and held to maturity. Investment securities available for sale decreased by $59.2 million for the six month ended December 31, 2014, while investment securities held to maturity increased by $811,000.
Loans held for sale increased $2.9 million, to $9.0 million at December 31, 2014, due to residential mortgage loan origination activity in held for sale balances in excess of mortgage loan sales to secondary markets since the prior year end. New home financing remains strong in the local marketplace.
See the Consolidated Statement of Cash Flows for a detailed analysis of the change in cash and cash equivalents.
Deposits decreased $52.4 million, to $946.8 million at December 31, 2014, due to a $46.0 million decrease in public fund deposits and a $6.1 million decrease from in-market, non-public fund customer deposits. Advances from the FHLB and other borrowings increased $43.5 million, to $164.1 million at December 31, 2014 as compared to June 30, 2014, due to increased short term overnight borrowings resulting from increased lending activities and lower deposit balances.
Stockholders' equity increased $210,000 at December 31, 2014 when compared to June 30, 2014. Accumulated other comprehensive loss, net of related deferred tax effect, reflected a decrease of $784,000 since June 30, 2014 and improved stockholders' equity. Retained earnings offset these gains and decreased by $643,000 due to the payment of cash dividends of $1.6 million in excess of net income of $944,000.
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

	Three Months Ended December 31,
	2014			2013
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans and leases receivable(1)(3)	$846,772	$10,192	4.78%	$761,491	$8,657	4.51%
Investment securities(2)(3)	334,136	999	1.19	411,646	1,427	1.38
Correspondent bank stock	8,115	60	2.93	7,689	59	3.04
Total interest-earning assets	1,189,023	$11,251	3.75%	1,180,826	$10,143	3.41%
Noninterest-earning assets	76,821			74,250
Total assets	$1,265,844			$1,255,076
Interest-bearing liabilities:
Deposits:
Checking and money market	$393,683	$224	0.23%	$363,665	$240	0.26%
Savings	108,277	52	0.19	153,448	96	0.25
Certificates of deposit	290,981	623	0.85	269,476	684	1.01
Total interest-bearing deposits	792,941	899	0.45	786,589	1,020	0.51
FHLB advances and other borrowings	164,800	696	1.68	155,341	983	2.51
Subordinated debentures payable to trusts	24,837	292	4.66	24,837	353	5.64
Total interest-bearing liabilities	$982,578	$1,887	0.76%	$966,767	$2,356	0.97%
Noninterest-bearing deposits	149,505			164,215
Other liabilities	30,593			27,350
Total liabilities	1,162,676			1,158,332
Equity	103,168			96,744
Total liabilities and equity	$1,265,844			$1,255,076
Net interest income; interest rate spread(4)		$9,364	2.99%		$7,787	2.44%
Net interest margin(4)(5)			3.12%			2.62%
Net interest margin, TE(6)			3.19%			2.66%
_____________________________________
Includes loan fees and interest on accruing loans and leases past due 90 days or more.

(1)	Includes federal funds sold and interest earning reserve balances at the Federal Reserve Bank.

(3)	Yields do not reflect the tax-exempt nature of loans, equipment leases and municipal securities.

(4)	Percentages for the three months ended December 31, 2014 and 2013 have been annualized.

(5)	Net interest income divided by average interest-earning assets.

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

	Six Months Ended December 31,
	2014			2013
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans and leases receivable(1)(3)	$832,438	$19,352	4.61%	$743,919	$16,959	4.52%
Investment securities(2)(3)	346,506	2,154	1.23	418,363	2,255	1.07
Correspondent bank stock	7,560	111	2.91	8,489	128	2.99
Total interest-earning assets	1,186,504	$21,617	3.61%	1,170,771	$19,342	3.28%
Noninterest-earning assets	75,495			73,331
Total assets	$1,261,999			$1,244,102
Interest-bearing liabilities:
Deposits:
Checking and money market	$397,257	$476	0.24%	$355,357	$474	0.26%
Savings	128,115	131	0.20	132,209	152	0.23
Certificates of deposit	273,574	1,208	0.88	270,665	1,410	1.03
Total interest-bearing deposits	798,946	1,815	0.45	758,231	2,036	0.53
FHLB advances and other borrowings	150,968	1,553	2.04	171,706	2,037	2.35
Subordinated debentures payable to trusts	24,837	599	4.78	24,837	706	5.64
Total interest-bearing liabilities	$974,751	$3,967	0.81%	$954,774	$4,779	0.99%
Noninterest-bearing deposits	153,725			163,989
Other liabilities	30,939			28,948
Total liabilities	1,159,415			1,147,711
Equity	102,584			96,391
Total liabilities and equity	$1,261,999			$1,244,102
Net interest income; interest rate spread(4)		$17,650	2.80%		$14,563	2.29%
Net interest margin(4)(5)			2.95%			2.47%
Net interest margin, TE(6)			3.01%			2.51%
_____________________________________

(1)	Includes loan fees and interest on accruing loans and leases past due 90 days or more.

(2)	Includes federal funds sold and interest earning reserve balances at the Federal Reserve Bank.

(3)	Yields do not reflect the tax-exempt nature of loans, equipment leases and municipal securities.

(4)	Percentages for the six months ended December 31, 2014 and 2013 have been annualized.

(5)	Net interest income divided by average interest-earning assets.

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

The reconciliation of the Net Interest Income (GAAP) to Net Interest Margin, TE (non-GAAP) is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
	(Dollars in Thousands)
Net interest income	$9,364	$7,787	$17,650	$14,563
Taxable equivalent adjustment	191	142	378	259
Adjusted net interest income	9,555	7,929	$18,028	$14,822
Average interest-earning assets	1,189,023	1,180,826	1,186,504	1,170,771
Net interest margin, TE	3.19%	2.66%	3.01%	2.51%

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

	Three Months Ended December 31,			Six Months Ended December 31,
	2014 vs 2013			2014 vs 2013
	Increase (Decrease) Due to Volume	Increase (Decrease) Due to Rate	Total Increase (Decrease)	Increase (Decrease) Due to Volume	Increase (Decrease) Due to Rate	Total Increase (Decrease)
	(Dollars in Thousands)
Interest-earning assets:
Loans and leases receivable(1)	$963	$572	$1,535	$2,015	$378	$2,393
Investment securities(2)	(269)	(159)	(428)	(383)	282	(101)
Correspondent bank stock	3	(2)	1	(14)	(3)	(17)
Total interest-earning assets	$697	$411	$1,108	$1,618	$657	$2,275
Interest-bearing liabilities:
Deposits:
Checking and money market	$18	$(34)	$(16)	$47	$(45)	$2
Savings	(28)	(16)	(44)	(4)	(17)	(21)
Certificates of deposit	55	(116)	(61)	14	(216)	(202)
Total interest-bearing deposits	45	(166)	(121)	57	(278)	(221)
FHLB advances and other borrowings	60	(347)	(287)	(247)	(237)	(484)
Subordinated debentures payable to trusts	—	(61)	(61)	—	(107)	(107)
Total interest-bearing liabilities	$105	$(574)	$(469)	$(190)	$(622)	$(812)

Net interest income increase	$592	$985	$1,577	$1,808	$1,279	$3,087
_____________________________________

(1)	Includes loan fees and interest on accruing loans and leases past due 90 days or more.

(2)	Includes federal funds sold and interest earning reserve balances at the Federal Reserve Bank.

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
The amount of the credit loss component of a security impairment is estimated as the difference between amortized cost and the present value of the expected cash flows of the security. The present value is determined using the best estimate cash flows discounted at the effective interest rate implicit to the security at the date of purchase or the current yield to accrete an asset-backed or floating rate security. At December 31, 2014, the Company does not have other-than-temporarily impaired securities for which credit losses exist.
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
At each balance sheet date, the MSRs are analyzed for impairment, which occurs when the fair value of the MSRs is lower than the amortized book value. A portion of the Company's MSRs in the portfolio were acquired from the South Dakota Housing Development Authority's first-time homebuyer's program. Due to the lack of quoted markets for the Company's servicing portfolio, the Company estimates the fair value of the MSRs using a present value of future cash flow analysis. If the fair value is greater than or equal to the amortized book value of the MSRs, no impairment is recognized. If the fair value is less than the book value, an expense for the difference is charged to net income by initiating an MSR valuation account. If the Company determines this impairment is temporary, any future changes in impairment are recorded as a change in net income and the valuation account. If the Company determines the impairment to be permanent, the valuation is written off against the MSRs, which results in a new amortized balance.
The Company has included MSRs as a critical accounting policy because the use of estimates for determining fair value using present value concepts may produce results which may significantly differ from other fair value analysis, perhaps even to the point of recording impairment. The risk to net income is when the underlying mortgages are paid off significantly faster than the assumptions used in the previously recorded amortization. Estimating future cash flows on the underlying mortgages is a difficult analysis and requires judgment based on the best information available. The Company looks at alternative assumptions and projections when preparing a reasonable and supportable analysis. Based on the Company's analysis of MSRs, no valuation reserve was recorded for temporary impairment at December 31, 2014, and no allowance was reversed during fiscal 2015.
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
Nonperforming assets (i.e., nonaccrual loans and leases, accruing loans and leases delinquent more than 90 days and foreclosed assets) decreased $4.7 million during the fiscal year to $12.8 million at December 31, 2014. The ratio of nonperforming assets to total assets, which is one indicator of credit risk exposure, decreased to 1.01% at December 31, 2014, from 1.37% at June 30, 2014.
Nonaccruing loans and leases decreased to $12.8 million at December 31, 2014 compared to $17.3 million at June 30, 2014. Included in nonaccruing loans and leases at December 31, 2014 were two consumer residential relationships totaling $227,000, nine commercial business relationships totaling $2.7 million, four commercial real estate relationships totaling $563,000, four agricultural real estate relationships totaling $3.1 million, five agricultural business relationships totaling $5.6 million, and 19 consumer relationships totaling $552,000.
There were no accruing loans and leases delinquent more than 90 days at December 31, 2014 and at June 30, 2014.
The Company's nonperforming loans and leases, which represent nonaccrual loans and leases plus those past due over 90 days and still accruing were $12.8 million, a decrease of $4.5 million from the levels at June 30, 2014. Dairy related loans included in the nonperforming loans at December 31, 2014 were less than one-half of the total nonperforming loans, which is a decrease of approximately 20% of the total composition when compared to June 30, 2014. The risk rating system in place is designed to identify and manage the nonperforming loans and leases. Commercial and agricultural loans and equipment finance leases will have specific reserve allocations based on collateral values or based on the present value of expected cash flows if the loans or leases are deemed impaired. Loans and leases that are not performing do not necessarily result in a loss.
As of December 31, 2014, the Company had $2,000 of foreclosed assets which was consumer vehicle collateral.
At December 31, 2014, the Company had designated $31.5 million of its assets as classified, which management has determined need to be closely monitored because of possible credit problems of the borrowers or the cash flows of the secured properties. This amount includes $1.0 million of unused lines of credit for those borrowers that have classified assets. At December 31, 2014, the Company had $18.8 million in commercial real estate and commercial business loans purchased, of which none of the amounts were currently classified. These loans and leases were considered in determining the adequacy of the allowance for loan and lease losses. The allowance for loan and lease losses is established based on management's evaluation of the risks probable in the loan and lease portfolio and changes in the nature and volume of loan and lease activity. Such evaluation, which includes a review of all loans and leases for which full collectability may not be reasonably assured, considers the estimated fair market value of the underlying collateral, present value of expected principal and interest payments, economic conditions, historical loss experience and other factors that warrant recognition in providing for an adequate loan and lease loss allowance.
Although the Company's management believes that the December 31, 2014, recorded allowance for loan and lease losses was adequate to provide for probable losses on the related loans and leases, there can be no assurance that the allowance existing at December 31, 2014 will be adequate in the future.
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

The following table sets forth the amounts and categories of the Company's nonperforming assets from continuing operations for the periods indicated.

	December 31, 2014	June 30, 2014
	(Dollars in Thousands)
Nonaccruing loans and leases:
One- to four-family	$227	$125
Commercial business	2,722	3,462
Commercial real estate	563	972
Multi-family real estate	—	27
Agricultural real estate	3,134	7,933
Agricultural business	5,613	3,797
Consumer direct	66	49
Consumer home equity	486	941
Total nonaccruing loans and leases	12,811	17,306
Accruing loans and leases delinquent more than 90 days:
Total accruing loans and leases delinquent more than 90 days	—	—
Foreclosed assets:
One- to four-family	—	178
Consumer direct	2	2
Total foreclosed assets(1)	2	180
Total nonperforming assets(2)	$12,813	$17,486
Ratio of nonperforming assets to total assets(3)	1.01%	1.37%
Ratio of nonperforming loans and leases to total loans and leases(4)	1.50%	2.13%
Accruing troubled debt restructures	$1,633	$1,727
_____________________________________

(1)	Total foreclosed assets do not include land or other real estate owned held for sale.

(2)	Nonperforming assets include nonaccruing loans and leases, accruing loans and leases delinquent more than 90 days and foreclosed assets.

(3)	Percentage is calculated based upon total consolidated assets of the Company.

(4)	Nonperforming loans and leases include nonaccruing loans and leases and accruing loans and leases delinquent more than 90 days.

The following table sets forth information with respect to activity in the Company's allowance for loan and lease losses from continuing operations during the periods indicated.

	Six Months Ended December 31,
	2014	2013
	(Dollars in Thousands)
Balance at beginning of period	$10,502	$10,743
Charge-offs:
One- to four-family	—	(7)
Commercial business	—	(96)
Equipment finance leases	—	(22)
Commercial real estate	—	(10)
Agricultural business	(344)	(98)
Consumer direct	(7)	(11)
Consumer home equity	(95)	(178)
Consumer OD & reserve	(128)	(109)
Total charge-offs	(574)	(531)
Recoveries:
One- to four-family	—	1
Commercial business	14	270
Equipment finance leases	3	26
Commercial real estate	4	—
Agricultural real estate	2	5
Agricultural business	—	8
Consumer direct	10	8
Consumer home equity	13	6
Consumer OD & reserve	40	44
Consumer indirect	—	6
Total recoveries	86	374
Net (charge-offs)	(488)	(157)
Additions charged to operations	919	19
Allowance related to assets acquired (sold), net	—	—
Balance at end of period	$10,933	$10,605
Ratio of net charge-offs during the period to average loans and leases outstanding during the period (2)	0.12%	0.04%
Ratio of allowance for loan and lease losses to total loans and leases at end of period	1.28%	1.42%
Ratio of allowance for loan and lease losses to nonperforming loans and leases at end of period(1)	85.34%	50.24%
_____________________________________

(1)	Nonperforming loans and leases include nonaccruing loans and leases and accruing loans and leases delinquent more than 90 days.

(2)	Percentages for the six months ended December 31, 2014 and 2013 have been annualized.

The distribution of the Company’s allowance for loan and lease losses and impaired loss summary as required by ASC Topic 310, “Accounting by Creditors for Impairment of a Loan” are summarized in the following tables.  The combination of ASC Topic 450, “Accounting for Contingencies” and ASC Topic 310 calculations comprise the Company’s allowance for loan and lease losses.

	General Allowance for Loan and Lease Losses	Specific Impaired Loan Valuation Allowance	General Allowance for Loan and Lease Losses	Specific Impaired Loan Valuation Allowance
Loan Type	December 31, 2014		June 30, 2014
	(Dollars in Thousands)
Residential	$236	$36	$242	$41
Commercial business	855	18	894	38
Commercial real estate	4,467	4	3,815	4
Agricultural	3,834	31	3,827	15
Consumer	1,081	371	1,241	385
Total	$10,473	$460	$10,019	$483

	Number of Loan Customers	Loan Balance	Impaired Loan Valuation Allowance	Number of Loan Customers	Loan Balance	Impaired Loan Valuation Allowance
Loan Type	December 31, 2014			June 30, 2014
	(Dollars in Thousands)
Residential	2	$154	$36	2	$164	$41
Commercial business	11	3,346	18	10	4,233	38
Commercial real estate	6	6,745	4	8	7,304	4
Agricultural	8	11,709	31	9	14,742	15
Consumer	48	1,463	371	36	1,826	385
Total	75	$23,417	$460	65	$28,269	$483

The allowance for loan and lease losses was $10.9 million at December 31, 2014, as compared to $10.5 million at June 30, 2014. The general valuation allowance increased by $454,000 due primarily to an increase in loan balances of $43.2 million since June 30, 2014. In addition, changes in historical loss data and portfolio performance attributes impacted the amount of allowance recorded, but for the six months ended December 31, 2014, only minimally impacted the change since the prior fiscal year end. The specific valuation allowance decreased slightly by $23,000 to $460,000. The consumer segment represented 80.7% of the specific reserve in the portfolio. The ratio of the allowance for loan and lease losses to total loans and leases was 1.28% at December 31, 2014, compared to 1.29% at June 30, 2014. The Company's management has considered nonperforming assets and other assets of concern in establishing the allowance for loan and lease losses. The Company continues to monitor its allowance for possible loan and lease losses and make future additions or reductions in light of the level of loans and leases in its portfolio and as economic conditions dictate. The current level of the allowance for loan and lease losses is a result of management's assessment of the risks within the portfolio based on the information revealed in credit reporting processes. The Company utilizes a risk-rating system on commercial business, agricultural, construction, multi-family and commercial real estate loans, including purchased loans. The Company periodically utilizes an external loan review to assist in the assessment of the appropriateness of risk ratings and of risks within the portfolio. A periodic credit review is performed on all types of loans and leases to establish the necessary reserve based on the estimated risk within the portfolio. This assessment of risk takes into account the composition of the loan and lease portfolio, historical loss experience for each loan and lease category, previous loan and lease experience, concentrations of credit, current economic conditions and other factors that in management's judgment deserve recognition.
Real estate properties acquired through foreclosure are initially recorded at fair value (less a deduction for disposition costs). Valuations are periodically updated by management and a specific provision for losses on such properties is established by a charge to operations if the carrying values of the properties exceed their estimated net realizable values.
At December 31, 2014, the Company also had an allowance for credit losses on off-balance sheet credit exposures of $92,000. This amount is maintained as a separate liability account to cover estimated potential credit losses associated with off-

balance sheet credit instruments such as off-balance sheet loan commitments, standby letters of credit, and guarantees and is recorded in other liabilities in the Consolidated Statements of Financial Condition.
Losses on mortgage loans previously sold are recorded when the Bank indemnifies or repurchases mortgage loans previously sold. The representations and warranties in our loan sale agreements provide that we repurchase or indemnify the investors for losses or costs on loans we sell under certain limited conditions. At December 31, 2014, the Company recorded a $40,000 recourse liability for mortgage loans sold.
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
Comparison of the Three Months Ended December 31, 2014 and December 31, 2013
General.    The Company's net loss was $868,000 or $0.12 for basic and diluted earnings per common share for the quarter ended December 31, 2014, a $3.0 million decrease in net income compared to net income of $2.2 million or $0.31 for basic and diluted earnings per common share for the quarter ended December 31, 2013. The second quarter of fiscal 2015 resulted in a return on average equity (i.e., net income divided by average equity) of a loss of 3.34%, compared to income of 8.90% for the same quarter of the prior year, while the return on average assets (i.e., net income divided by average assets) was a loss of 0.27% compared to income of 0.69%, respectively. As discussed in more detail below, the decreases were due primarily to a charge to noninterest expense of $4.1 million which resulted from the prepayment of $84.9 million in FHLB long-term advances. The net tax effect of this transaction reduced net income by $2.5 million for the second quarter of fiscal 2015. Other factors affecting the quarterly results were an increase in net interest income of $1.6 million and offset by an increase in the provision for losses on loans and leases of $1.2 million, a decrease in noninterest income of $804,000, and an increase in noninterest expense, exclusive of the charges for prepayment, of $267,000.
Interest, Dividend and Loan Fee Income.    Interest, dividend and loan fee income was $11.3 million for the quarter ended December 31, 2014, as compared to $10.1 million for the same quarter of the prior year, an increase of $1.1 million or 10.9%. Interest earned on loans and leases receivable totaled $10.2 million for the quarter which is an increase of $1.5 million when compared to the same quarter of the prior fiscal year. The average balance of loans and leases receivable was $846.8 million for the quarter ended December 31, 2014, or increase of 11.2%, while the average yield increased by 27 basis points to 4.78% in the quarter-over-quarter comparison. Interest earned on investment securities and interest-earning deposits decreased by $427,000, to $1.1 million for the current quarter compared to $1.5 million for quarter ended December 31, 2013. The average yield on investment securities and interest-earning deposits decreased by 18 basis points to 1.23%, while the average balance decreased by $77.1 million to $342.3 million for the quarter ended December 31, 2014. Overall, the average balance of total interest-earning assets increased by 0.7% and resulted in an increase in interest and dividend revenue of $697,000, while the average yield on interest-earning assets increased by 34 basis points and resulted in an increase to interest and dividend revenue of $411,000.
The average yield on interest-earning assets increased, from the quarter a year earlier, primarily due to the recovery of $771,000 of interest income from an agricultural borrower relationship which was refinanced. Previously, the payments received for this borrower were all applied to principal since the loans were in nonaccrual status. Upon placing the borrower back on accrual status in the second quarter of fiscal 2015, all of the interest previously collected and applied to principal were treated as interest revenue and the principal was reclassified to the proper amounts under the accrual method. The effect on the yield on loans and leases receivable was an increase of 36 basis points for the quarter. When excluding the recovery of interest income from this borrower for the second fiscal quarter of 2015, the average yield on interest-earning assets decreased primarily due to the repricing of adjustable rate loans, refinancing activity and competitive pricing pressures in a low interest rate environment when compared to the same quarter of the prior fiscal year.
Interest Expense.    Interest expense was $1.9 million for the quarter ended December 31, 2014, as compared to $2.4 million for the same quarter of the prior year, a decrease of $469,000 or 19.9%. Interest expense related to interest-bearing deposits decreased by $121,000, of which $166,000 decrease was the result of declining rates and $45,000 increase was due to average balance changes. The $166,000 decrease in deposit interest expense was the result of average deposit rate decreases of 6 basis points. The average rate on interest-bearing deposits was 0.45% for the quarter ended December 31, 2014, as compared to 0.51% for the prior year's second quarter. In addition, a $45,000 increase in interest expense was the result of 0.8% growth in the average deposit balances when compared to the same quarter of the prior year. Interest expense related to the FHLB advances and other borrowings decreased by $287,000 due primarily to a decrease in the rate paid. The average rate decrease of 83 basis points resulted in interest savings of $347,000, while the average balance increase resulted in additional interest expense of $60,000. Interest expense on subordinated debentures decreased by $61,000 for the three months ended December 31, 2014, when compared to the prior fiscal year, due to the maturity of two interest rate contracts totaling $9.0 million in notional value which paid a weighted average rate of 6.07% while they were effective. The interest rate contracts were not replaced.
Net Interest Income.    Net interest income for the second quarter of fiscal 2015 was $9.4 million, an increase of $1.6 million, or 20.3%, compared to fiscal 2014, due to an increase in interest income of $1.1 million or 10.9% and a decrease in interest expense of $469,000 or 19.9%. The net interest margin was 3.12%, compared to 2.62% for the same quarter of the prior fiscal year, an increase of 50 basis points. The Company's net interest margin on a fully taxable equivalent basis was 3.19% for the quarter ended December 31, 2014, as compared to 2.66% for the same quarter a year ago. The yield on interest-earning assets increased 34 basis points to 3.75% for the second quarter of fiscal 2015, while the average rate paid on interest-bearing liabilities decreased 21 basis points to 0.76% during the quarter. Meanwhile, average balances increased when compared to the same quarter from the prior fiscal year for interest-earning assets and interest-bearing liabilities by 0.7% and 1.6%, respectively. The Company continues to have a diversified loan portfolio comprised of a mix of consumer and business type lending. This mix helps the Company manage the net interest margin and interest rate risk by retaining loan and lease production on the balance sheet or by looking at alternatives through secondary markets.
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
Provision for losses on loans and leases increased to $941,000 for the quarter ended December 31, 2014, as compared to a $257,000 net benefit in the prior year's quarter. During the second quarter, net charge-offs were $387,000, while loans and leases increased by $37.9 million and the valuation allowance on impaired loans increased by $22,000. These factors, among others, contributed to the estimation of the allowance for loan and lease losses and the provision for loan and lease losses for the quarter. In addition, nonperforming assets decreased by $2.4 million, while classified assets increased by $1.7 million during the quarter. In comparing the second quarter of fiscal 2015 to fiscal 2014, net charge-offs increased to $387,000 from $99,000; while loan and lease balances at December 31, 2014 were $855.1 million, or an increase of 14.7% when compared to balances at December 31, 2013. The valuation allowance on impaired loans was $460,000 at December 31, 2014, compared to $1.5 million a year ago. Classified assets increased by $4.0 million to $31.5 million at December 31, 2014, when compared to December 31, 2013. In addition, nonperforming assets decreased by $8.6 million to $12.8 million at December 31, 2014, when compared to December 31, 2013. Dairy-related credits within the agricultural sector remain the largest segment within nonperforming assets at December 31, 2014, but have decreased to a level of less than 50%.
The allowance for losses on loans and leases at December 31, 2014, was $10.9 million. The allowance increased from the December 31, 2013, balance of $10.6 million due to an increase in the general allowance generated by an increase in loan balances and adjusted for changes in environmental factors and loan loss history and partially offset by a decrease in the specific valuation allowance recorded on impaired loans. The ratio of allowance for loan and lease losses to nonperforming loans and leases at December 31, 2014, was 85.34% compared to 50.24% at December 31, 2013. The allowance for loan and lease losses to total loans and leases ratio at December 31, 2014, was 1.28% compared to 1.42% at December 31, 2013. The Bank's management believes that the December 31, 2014, recorded allowance for loan and lease losses is adequate to provide for probable losses on the related loans and leases, based on its evaluation of the collectability of loans and leases and prior loss experience.
Noninterest Income.    Noninterest income was $3.1 million for the quarter ended December 31, 2014, a decrease of $804,000 or 20.5% as compared to the quarter ended December 31, 2013. For the second quarter of fiscal 2015, decreases over the prior fiscal year's second quarter included loan servicing income, gain on sale of loans and gain on sale of securities of $464,000, $149,000, and $160,000, respectively. In addition, fees on deposits decreased by $37,000 and other noninterest income decreased by $69,000. Overall, these decreases were partially offset by an increase in commission and insurance income of $59,000, when comparing the second quarter of fiscal 2015 to the same quarter of fiscal 2014.
Loan servicing income decreased by $464,000 to $345,000 for the second quarter of fiscal 2015 primarily due to the net decrease of the valuation allowance benefit of $500,000 recorded in the comparable period in the prior fiscal year. No valuation provision or benefit was recorded in the second quarter of fiscal 2015. Amortization expense, which is a component of net loan servicing income, was $390,000 for the second quarter of fiscal 2015 and represented a decrease in expense of $77,000 when compared to the second quarter of fiscal 2014 due to an assessment of declining prepayment speeds. In the quarter-over-quarter comparison, servicing income decreased by $41,000 due to a decreasing asset base and an overall lesser net servicing fee percentage which is based on investor mix and modified for delinquencies.
Net gain on the sale of loans totaled $472,000, a decrease of $149,000 for the three months ended December 31, 2014, as compared to the prior fiscal year's quarter. This decrease was due to reduced refinancing activity with the general rise in mortgage interest rates. Origination activity for residential lending continues to remain sound due to the local economic climate and favorable interest rates relative to historical levels.
Net gain on sale of securities totaled a $75,000 loss, a decrease of $160,000 for the second quarter of fiscal 2015, as compared to the same period of the prior fiscal year, which was the result of gross proceeds of $14.9 million for the current year's quarter. For the quarter ended December 31, 2013, proceeds received of $10.1 million resulted in a net gain of $85,000.
Fees on deposits decreased by $37,000 for the second quarter of fiscal 2015 when compared to the same period of the prior year primarily due to decreases in NSF/Overdraft fees of $51,000 and point-of-sale incentive income reductions of $49,000. NSF/Overdraft fee decreases were attributed to reduced transactions and point-of-sale incentive income decreases were due to scheduled changes in the potential incentive earnings structure. Partially offsetting these decreases were net service charges and ATM service fees of $13,000 and $47,000, respectively in the quarter-over-quarter comparison.
Other noninterest income decreased by $69,000 due primarily to a one-time charge recorded of $64,000 on the sale of land held for future branch expansion. The sale of land occurred in the second quarter of fiscal 2015.
Commission and insurance income was $367,000 for the quarter ended December 31, 2014, an increase of $59,000 when compared to the second quarter of fiscal 2014. This increase is due primarily to an increased book of business within the investment services line of business and from an increased asset base from which commissions are earned, when compared to the same period of the prior fiscal year. In conjunction with the increased revenue, variable pay for the current quarter, which is included in compensation expense, increased by $56,000 when compared to the same quarter of the prior year. Commission expense increased at a higher percentage relative to gross commission income due to the achievement of various sales goal thresholds which increased the amount of commission for those agents. The thresholds are maintained on a calendar year basis, so a higher percentage was paid in the current quarter, being the fourth quarter of the calendar year.
Noninterest Expense.    Noninterest expense was $13.1 million for the quarter ended December 31, 2014, as compared to $8.8 million for the quarter ended December 31, 2013, an increase of $4.4 million, or 49.8%. During the second quarter of fiscal 2015, long-term FHLB advances were prepaid which will result in lowering cost of funds and improving net interest margin for future quarters. A total of $84.9 million in long-term FHLB advances were prepaid, which resulted in a charge to loss on early extinguishment of debt of $4.1 million. Other factors that contributed to the increase were compensation and employee benefits and marketing and community investment of $271,000 and $70,000, respectively. The increases were partially offset by a decrease in net expense on foreclosed real estate of $112,000.
Compensation and employee benefits were $5.5 million for the three months ended December 31, 2014, an increase of $271,000, or 5.2% when compared to the quarter ended December 31, 2013. Increases in health insurance benefit expense, variable and incentive pay and base salary wages were the primary components to the increase in compensation expense over the second quarter of fiscal 2014 as they increased $173,000, $139,000 and $71,000, respectively. Deferred loan costs, which reduce compensation expense, helped to offset the increases with an $128,000 decrease in expense. Increased expense for variable pay was related to a combination of commission expense for commission and insurance income, mortgage commissions and stock-based compensation, which increased $56,000, $59,000 and $61,000, respectively. The increase of commission expense for commission and insurance income occurred as a result of increased revenue from the investment subsidiary's commission revenue. Mortgage commissions increased due to increased mortgages closed during the second quarter of fiscal 2015 when compared to the second quarter of fiscal 2014, but remain behind the pace when compared to year-to-date totals from the prior year. The prior fiscal year showed a sharp decrease from the first to the second quarter whereas the first six months of fiscal 2015 has exhibited relatively steady production levels. Stock-based compensation expense increased due to nonrecurring stock-based activity in the current quarter and savings realized from excess forfeitures on stock based compensation in the same quarter of the prior fiscal year. Compensation expense for deferred loan costs under ASC 310-20 increased when compared to the prior year due to a combination of higher deferred loan costs and increased total loan originations from both residential and commercial loans. Total base salaries and wages increased despite the reduction in average FTEs, which decreased by 4.4% to an average of 284 FTEs for the three months ended December 31, 2014 when compared to the same period of the prior fiscal year. This is a result of the Company's continued efforts to improve operational efficiencies. The increase in base salaries and wages has been driven by recent investments into higher earning producers.
Marketing and community investment increased $70,000 to $376,000 for the quarter ended December 31, 2014 as part of a larger strategic focus on advertising.

Net expense on foreclosed real estate and other properties was $9,000 for the three months ended December 31, 2014, a decrease of $112,000. The general up keep and maintenance costs have gone down from the prior year as the number of properties under management has declined.
Income tax expense.    The Company's income tax expense for the quarter ended December 31, 2014, decreased to a net benefit of $733,000 compared to a provision of $1.0 million for the same period of the prior fiscal year. The effective tax rates were 45.8% and 32.1% for the quarter ended December 31, 2014 and 2013, respectively. The current quarter's tax rate reflects the adjustment to reduce the overall provision to the estimated amount payable based on the related year-to-date earnings and adjusted for the permanent tax items. The provision for the year-to-date is lower than anticipated due to the large portion of taxable income that is offset by the amount of permanent tax deductions. Essentially, the quarterly effective tax rate resulting from the recovery of the provision is larger than anticipated due to the resulting low year-to-date effective tax rate.

Comparison of the Six Months Ended December 31, 2014 and December 31, 2013
General.    The Company's net income was $944,000 or $0.13 for basic and diluted earnings per common share for the six months ended December 31, 2014, a $2.2 million decrease in net income compared to $3.1 million or $0.45 for basic and diluted earnings per common share for the same period of the prior year. For the first six months of fiscal 2015, the return on average equity (i.e., net income divided by average equity) was 1.83%, compared to 6.48% in the same period of the prior year, while the return on average assets (i.e., net income divided by average assets) was 0.15% and 0.50%, respectively. As discussed in more detail below, the income statement changes were due primarily to the prepayment of FHLB term advances in the second quarter of fiscal 2015 that resulted in a charge of $4.1 million to noninterest expense, or a $2.5 million impact net of tax. In addition, total revenue increased by $1.4 million due to an increase in net interest income of $3.1 million and a decrease in noninterest income of $1.6 million. The provision for losses on loans and leases increased by $900,000, while noninterest expense, exclusive of the prepayment charges were comparable to the amount for the same period of the prior fiscal year.
Interest, Dividend and Loan Fee Income.    Interest, dividend and loan fee income was $21.6 million for the six months ended December 31, 2014, as compared to $19.3 million for the same period of the prior year, an increase of $2.3 million or 11.8%, due to increased average loan balances and a recovery of nonaccrued interest that improved overall yields on interest-earning assets. Interest earned on loans and leases receivable totaled $19.4 million for the first six months of fiscal 2015 which is a net increase of $2.4 million, when compared to the same period of the prior fiscal year due primarily to an increase in the average loan balances. The average balance of loans and leases receivable increased by $88.5 million, or 11.9% for the first six months of fiscal 2015 as compared to the same period in fiscal 2014. This was supplemented by an increase in the average yield on interest earned from loans and leases receivable, which increased by 9 basis points to 4.61% in the year-over-year comparison, but was primarily due to the net recovery of $771,000 of nonaccrued interest from an agricultural loan, which improved the yield by approximately 13 basis points in the comparison. Interest earned on investment securities and interest-earning deposits decreased by $118,000 in the year-over-year comparison to $2.3 million for the six month period ended December 31, 2014, due to a decrease in the average balances, which was partially offset by an increase in the average yield. The average balance of investment securities and interest-earning deposits decreased by $72.8 million, or 17.1%, to $354.1 million for the six month period ended December 31, 2014, while the average yield increased by 16 basis points to 1.27%. Overall, the average balance of total interest-earning assets, which include loans and leases receivable and investment securities and interest-earning deposits, increased by 1.3%, resulting in an increase to revenue of $1.6 million in comparison to the same six month period of the prior year, while the average yield on interest-earning assets, which included the nonaccrued interest recovery, increased by 33 basis points and resulted in an increase of $657,000 in revenue.
Interest Expense.    Interest expense was $4.0 million for the six months ended December 31, 2014, as compared to $4.8 million for the same period of the prior year, a decrease of $812,000 or 17.0%. Interest expense related to interest-bearing deposits decreased by $221,000, of which a $278,000 decrease was the result of reduced rates paid while a $57,000 increase was due to average balance changes. The $278,000 decrease in interest expense was the result of an 8 basis point decrease in average rates paid on interest-bearing deposits. The average balance of interest-bearing deposits increased by 5.4%, but a change in the mix of average balances from higher rate paying certificates to the lower paying checking and money market accounts mitigated the impact of the increased volume and resulted in an increase in interest expense of $57,000. The average rate on interest-bearing deposits was 0.45% for the six months ended December 31, 2014, as compared to 0.53% for the same period of the prior year. Noninterest-bearing deposits decreased by $10.3 million to an average balance of $153.7 million for the six months ended December 31, 2014, as compared to the prior year. Interest expense related to FHLB advances and other borrowings decreased by $484,000. The average balance decrease resulted in reduced interest expense of $247,000, while the average rate decrease of 31 basis points resulted in a reduction in interest expense of $237,000. Interest expense on subordinated debentures decreased by $107,000 for the six months ended December 31, 2014, when compared to the prior fiscal year, due to the maturity of two interest rate contracts totaling $9.0 million in notional value which paid a weighted average rate of 6.07% while they were effective, and have not been replaced.

Net Interest Income.    Net interest income for fiscal 2015 was $17.7 million, an increase of $3.1 million, or 21.2%, compared to fiscal 2014, due to an increase in interest income of $2.3 million or 11.8%, and a decrease in interest expense of $812,000 or 17.0%.  The net interest margin for the first six months of fiscal 2015 was 2.95% as compared to 2.47% for the prior fiscal year, an increase of 48 basis points. The Company's net interest margin on a fully taxable equivalent basis was 3.01% for the fiscal year ended December 31, 2014, as compared to 2.51% for the prior fiscal year. The yield on interest-earning assets increased 33 basis points to 3.61% for fiscal 2015, while the average rate paid on interest-bearing liabilities decreased 18 basis points to 0.81% in fiscal 2015. In fiscal 2015, the average balances increased from a year ago for interest-earning assets and interest-bearing liabilities by 1.3% and 2.1%, respectively. The average yield on interest-earning assets increased primarily due to the recovery of nonaccrued interest and higher yielding mix of assets related to the increased loan balances. The Company continues to have a diversified loan portfolio comprised of a mix of consumer and business type lending. This mix helps the Company manage the net interest margin and interest rate risk by retaining loan and lease production on the balance sheet or by looking at alternatives through secondary markets.
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
Provision for losses on loans and leases increased $900,000, to $919,000 for the six months ended December 31, 2014, as compared to $19,000 for the same period in the prior year. The increase in the provision as compared to the same period of the prior fiscal year, is primarily due to the increase in loan balances since the prior fiscal year end and complemented by the combination of the increase in net charge-offs in the six months ended December 31, 2014, and the decrease in specific valuation allowance on impaired loans during the six months ended December 31, 2013, which reduced the provision in the previous year. For the six months ended December 31, 2014, loans increased by $43.2 million from June 30, 2014, while loans increased $50.0 million in the same period of the prior fiscal year. Net charge-offs for the current year-to-date period totaled $488,000, an increase of $331,000 when compared to the $157,000 of net charge-offs from the prior year period. The specific valuation allowance on impaired loans in accordance with ASC 310 decreased by $23,000 during the current year-to-date period, compared to a decrease of $970,000 in the same period of the prior year. Another factor in the increased provision was a $10.0 million reduction in classified assets during the prior year-to-date period as compared to a $648,000 reduction for the current year-to-date period. Total nonperforming loans decreased by $4.5 million during the six month period ended December 31, 2014, as compared to a $1.5 million decrease for the same period of the prior fiscal year. Dairy-related credits within the agricultural sector remained the largest segment within the nonperforming loans for December 31, 2014, but have decreased to a level of less than 50%.
The allowance for losses on loans and leases at December 31, 2014 was $10.9 million, which is higher than the amount reported at December 31, 2013 of $10.6 million. The ratio of allowance for loan and lease losses to total loans and leases was 1.28% at December 31, 2014, compared to 1.42% at December 31, 2013. The specific valuation allowance of $460,000, which is comprised primarily of consumer loans, decreased by $1.0 million from December 31, 2013. At December 31, 2014 the general valuation allowance of $10.5 million is an increase of $1.4 million since December 31, 2013, and is evaluated based primarily upon a review of historical loss and environmental factors and applied to loan and lease balances outstanding, which increased substantially since the year ago period. The balance of total loans and leases at December 31, 2014 was $855.1 million, and was an increase of $109.3 million from December 31, 2013. The ratio of allowance for loan and lease losses to nonperforming loans and leases at December 31, 2014, was 85.34% compared to 50.24% at December 31, 2013. The Bank's management believes that the December 31, 2014, recorded allowance for loan and lease losses is adequate to provide for probable losses on the related loans and leases, based on its evaluation of the collectability of loans and leases and prior loss experience.
Noninterest Income.    Noninterest income was $6.5 million for the six months ended December 31, 2014, as compared to $8.1 million for the same period of the prior fiscal year, which represents a decrease of $1.6 million or 20.3%. This was due to decreases in net loan servicing income and net gain on sale of loans of $714,000 and $396,000, respectively. In addition, decreases in net gain on sale of securities and loss on the disposal of closed-branch fixed assets resulted in decreases of $399,000 and $163,000, respectively. Fees on deposits also decreased by $106,000 compared to the same period of the prior fiscal year. These decreases were partially offset by increases in commission and insurance income and trust income of $155,000 and $35,000, respectively.
Loan servicing income decreased by $714,000 to $715,000 for the first six months of fiscal 2015 primarily due to the net decrease of the valuation allowance benefit of $875,000 recorded in the comparable period of the prior fiscal year. No valuation allowance was recorded in fiscal 2015 and thus no recovery was recorded for the six month period ended December 31, 2014. In addition, amortization expense and servicing fees received decreased by $227,000 and $66,000, respectively. The reduction in prepayment speeds within the portfolio contributed to the amount of amortization expense decrease when comparing the year over year information. Servicing income decreased primarily due to a decreasing asset base.
Net gain on the sale of loans totaled $1.0 million, a decrease of $396,000 for the six months ended December 31, 2014, as compared to the same period of the prior fiscal year. The decrease reflects reduced customer refinancing volume on residential lending in the current fiscal year. Origination activity for residential lending continues to remain sound due to the local economic climate and favorable interest rates relative to historical levels.
Net gain on the sale of securities totaled a $41,000 loss, a decrease of $399,000 for the six months ended December 31, 2014, as compared to the same period of the prior fiscal year. The Company received proceeds of $22.1 million for net gains of $41,000 for the first six months of fiscal 2015 as compared to proceeds received of $34.8 million for net gains of $358,000 for the first six months of fiscal 2014.
A retail branch office was closed during the first six months of fiscal 2015 resulting in a loss on disposal of closed-branch fixed assets of $163,000, which reduced other income. The closure was made in the continued efforts to increase efficiencies by reducing operating expenses.
Commission and insurance income totaled $786,000 for the first six months of fiscal 2015, which is an increase of $155,000, when compared to the same period of the prior fiscal year. This increase is due primarily to growth in the asset base from which commissions are earned within the investment services line of business. In conjunction with the increased revenue, variable pay, which is included in compensation expense, increased by $81,000 when compared to the same six months of the prior fiscal year.
Noninterest Expense.    Noninterest expense was $22.2 million for the six months ended December 31, 2014, compared to $18.1 million for the six months ended December 31, 2013, an increase of $4.1 million, or 22.4%. During the second quarter of fiscal 2015, several long-term FHLB advances were prepaid which will result in lowering cost of funds and improving net interest margin for future quarters. A total of $84.9 million in long-term FHLB advances were prepaid, which resulted in a charge to loss on early extinguishment of debt of $4.1 million. Other factors that contributed to the increase in expense were check and data processing and marketing and community investments, which increased $135,000 and $128,000, respectively. Compensation and employee benefits increased $32,000 compared to the prior fiscal year, while net expense on foreclosed real estate decreased by $219,000.
Check and data processing expense was $1.6 million for the first six months fiscal 2015, which is an increase of $135,000 over the same period of fiscal 2014. The increase was driven by a combination of computer service expenses (i.e. licensing, website utilization fees and annual maintenance costs related to vendor computer systems), reversals of ATM fees, data communications expense and card service fees. The data communication costs for the current fiscal year includes a one-time set up fee for a new branch as well a one-time discontinuation fee of a closed branch.
Marketing and community investment increased $128,000 to $748,000 for the six months ended December 31, 2014, due to a larger strategic focus on advertising. In addition, expenses related to a customer reward programs for debit card usage increased $42,000 over the first six months of the prior year.
Compensation and employee benefits were $10.8 million for the six months ended December 31, 2014, an increase of $32,000, or 0.3% when compared to the same period ended December 31, 2013. Health and insurance benefits was the primary component in the increase as it was $218,000 higher than the same six month period from the prior year. Variable and incentive pay and base salary wages also contributed with increases of $49,000 and $19,000, respectively. Deferred loan costs which reduce compensation expense helped to offset the increases with a $196,000 decrease in expense. The variable and incentive pay increased largely due to an $81,000 increase in commissions and insurance income. Base salaries and wages increased by $19,000 eventhough the average FTEs decreased by 5.9% to an average of 283 FTEs for six months ended December 31, 2014 when compared to the same period of the prior fiscal year. This is a result of the Company's continued efforts to improve operational efficiencies. The increase in base salaries and wages has been driven by recent investments into higher salaried producers. Deferred loan costs under ASC 310-20 increased when compared to the prior year due to the increasing costs to originate loans, which then reduces the amount of compensation that is directly expensed. The decrease in expense related to the increased deferrals was $196,000 for the six months ended December 31, 2014 as compared to the same period of the prior year.
Net expense on foreclosed real estate and other properties was $37,000 for the first three months ended December 31, 2014, a decrease of $219,000. During the first quarter of the prior fiscal year, a one-time loss on a sale of foreclosed property of $86,000 proved to be the largest difference between the two fiscal periods, while a decrease in foreclosed real estate and other properties in the current fiscal year reduced the related expenses in the current year as compared to the same period of the prior year.
Income tax expense.    The Company's income tax expense for the six months ended December 31, 2014 decreased by $1.3 million to $83,000 when compared to the same period of the prior fiscal year. The effective tax rates were 8.1% and 30.8% for the six months ended December 31, 2014 and 2013, respectively. The current year's tax rate is lower than the previous year's rate due to a higher percentage of permanent tax items to net income in the current year where earnings were substantially less. This reduced the effective tax rate to a lower than expected amount in the current year.
Liquidity and Capital Resources
The Company's liquidity is comprised of three primary classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Net cash used in operating activities and financing activities for the six months ended December 31, 2014 were $1.6 million and $11.7 million, respectively, which were partially offset by net cash provided by investing activities of $10.7 million. For the same period ended December 31, 2013, net cash provided by operating activities and financing activities were $8.5 million and $37.4 million, respectively, which were offset by cash used in investing activities of $41.1 million. The results were a decrease in cash and cash equivalents of $2.6 million for the six months ended December 31, 2014 compared to an increase in cash and cash equivalents of $4.8 million for the same period of the prior fiscal year.
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
Liquidity management is both a daily and long-term responsibility of management. The Bank adjusts its investments in liquid assets based upon management's assessment of (i) expected loan demand, (ii) projected loan sales, (iii) expected deposit flows, (iv) yields available on interest-bearing deposits, and (v) the objectives of its asset/liability management program. Excess liquidity is invested generally in interest-bearing overnight deposits and other short-term government and agency obligations. During the six months ended December 31, 2014, the Bank increased its borrowings with the FHLB and other borrowings by $43.5 million.
Although in-market deposits is one of the Bank's primary source of funds, the Bank's policy has been to utilize borrowings where the funds can be invested in either loans or securities at a positive rate of return or to use the funds for short-term liquidity purposes. At December 31, 2014, the Bank had the following sources of additional borrowings:

•	$15.0 million in an uncommitted, unsecured line of federal funds with First Tennessee Bank, NA;

•	$20.0 million in an uncommitted, unsecured line of federal funds with Zions Bank;

•	$75.9 million of available credit from the Federal Reserve Bank; and

•	$230.1 million of available credit from FHLB of Des Moines (after deducting outstanding borrowings with FHLB of Des Moines).
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
In addition to the above sources of additional borrowings, the Bank has implemented arrangements to acquire out-of-market certificates of deposit as an additional source of funding. As of December 31, 2014, the Bank had $25.3 million in out-of-market certificates of deposit.
The Bank anticipates that it will have sufficient funds available to meet current loan commitments. At December 31, 2014, the Bank had outstanding commitments to originate and purchase mortgage and commercial loans of $37.8 million and to sell mortgage loans of $9.0 million. Commitments by the Bank to originate loans are not necessarily executed by the customer. The Bank monitors the ratio of commitments to funding for use in liquidity management. At December 31, 2014, the Bank had no outstanding commitments to purchase investment securities and no commitments to sell investment securities available for sale.
The Company has an available line of credit with United Bankers' Bank for liquidity needs of $4.0 million with no funds advanced at December 31, 2014. The line of credit was renewed on October 1, 2014 and is available through October 1, 2015. The Company has pledged 100% of Bank stock as collateral for this line of credit.
The Company uses its capital resources to pay dividends to its stockholders, to support organic growth, to make acquisitions, to service its debt obligations and to provide funding for investment into the Bank as Tier 1 (core) capital.
Savings institutions insured by the FDIC are required to meet three regulatory capital requirements. If a requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, seizure. Institutions not in compliance may apply for an exemption from the requirements and submit a recapitalization plan. At December 31, 2014, the Bank met all current capital requirements.
The OCC has adopted capital requirements for savings institutions comparable to the requirement for national banks. The minimum OCC core capital requirement for well-capitalized institutions is 5.00% of total adjusted assets. The Bank had Tier 1 (core) capital of 9.46% at December 31, 2014. The minimum OCC total risk-based capital requirement for well-capitalized institutions is 10.00% of risk-weighted assets. The Bank had total risk-based capital of 13.86% at December 31, 2014.
The Company has entered into interest rate swap contracts which are classified as cash flow hedge contracts, fair value hedge contracts, or non-designated derivative contracts. At December 31, 2014, the total notional amount of interest rate swap contracts was $48.5 million with a fair value net loss of $1.0 million. The Company is exposed to losses if the counterparties fail to make their payments under the contract in which the Company is in a receiving status. The Company minimizes its risk by monitoring the credit standing of the counterparties. The Company anticipates the counterparties will be able to fully satisfy their obligations under the remaining agreements. See Note 14 of "Notes to Consolidated Financial Statements" of this Form 10-Q for additional information.
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
Off-balance sheet arrangements also include trust preferred securities, which have been de-consolidated in this report. Further information regarding trust preferred securities can be found in Note 13 in the "Notes to Consolidated Financial Statements" of this Form 10-Q.
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
In August 2014, FASB issued ASU 2014-14 “Receivables-Troubled Debt Restructurings by Creditors” (ASC Subtopic 310-40), require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: (1) the loan has a government guarantee that is not separable from the loan before foreclosure; (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim; and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The guidance is effective for fiscal years beginning after December 15, 2014, and the interim periods within those fiscal years. An entity should adopt the amendments in this Update using either a prospective transition method or a modified retrospective transition method. Early adoption, including adoption in an interim period, is permitted if the entity already has adopted Update 2014-04. The Company anticipates to adopt this update in the first quarter of fiscal 2016 and does not expect the adoption to have a material effect on the Company's consolidated financial condition, results of operations or cash flows.
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
In January 2015, FASB issued ASU 2015-01 “Income Statement-Extraordinary and Unusual Items” (Subtopic 225-20), eliminating the presentation of extraordinary items from income statement presentation. While this update removes the presentation and the need to evaluate the existence of extraordinary items for presentation on the income statement, presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and required to be reported within the document accordingly. The guidance is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early application is permitted provided that the guideline is applied from the beginning of the fiscal year of adoption. The Company anticipates to adopt this update in the first quarter of fiscal 2016 and does not expect the application to have a material effect on the Company's consolidated financial condition, results of operations or cash flows.
Since October 1, 2014, the FASB issued ASU No. 2014-16 through ASU no. 2015-01. Other than ASU 2015-01 mentioned above, no other updates are applicable to the consolidated financial statements of the Company.
Subsequent Event
Management has evaluated subsequent events for potential disclosure or recognition through February 6, 2015, the date of the filing of the consolidated financial statements with the Securities and Exchange Commission.

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

As set forth below, the volatility of a rate change, the change in asset or liability mix of the Company or other factors may produce a decrease in net interest margin in an upward moving rate environment even as the net portfolio value (“NPV”) estimate indicates an increase in net value. The inverse situation may also occur. One approach used by the Company to quantify interest rate risk is an NPV analysis. This analysis calculates the difference between the present value of the liabilities and the present value of expected cash flows from assets and off-balance sheet contracts. The following tables set forth, at December 31, 2014 and June 30, 2014, an analysis of the Company's interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve. Management does not believe that the Company has experienced any material changes in its market risk position from that disclosed in the Company's Annual Report on Form 10-K for fiscal 2014 or that the Company's primary market risk exposures and how those exposures were managed during the six months ended December 31, 2014 changed significantly when compared to June 30, 2014.

Even if interest rates change in the designated amounts, there can be no assurance that the Company's assets and liabilities would perform as set forth below. In addition, a change in U.S. Treasury rates in the designated amounts accompanied by a change in the shape of the Treasury yield curve would cause significantly different changes to the NPV than indicated below.

December 31, 2014
		Estimated Increase (Decrease) in NPV
Change in Interest Rates	Estimated NPV Amount	Amount	Percent
	(Dollars in Thousands)
Basis Points
+300	$232,551	$21,411	10%
+200	229,088	17,948	9
+100	222,268	11,128	5
—	211,140	—	—
-100	177,225	(33,915)	(16)

June 30, 2014
		Estimated Increase (Decrease) in NPV
Change in Interest Rates	Estimated NPV Amount	Amount	Percent
	(Dollars in Thousands)
Basis Points
+300	$255,897	$25,152	11%
+200	250,767	20,022	9
+100	242,485	11,740	5
—	230,745	—	—
-100	189,935	(40,810)	(18)
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
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of December 31, 2014, an evaluation was performed by the Company's management, including the Company's President and Chief Executive Officer and the Company's Senior Vice President, Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) to provide reasonable assurance that information required to be disclosed in the reports the Company files and submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Based upon that evaluation, the Company's President and Chief Executive Officer and the Company's Senior Vice President, Chief Financial Officer and Treasurer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2014.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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

Item 1A.    Risk Factors
The discussion of our business and operations should be read together with the risk factors contained in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2014, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. There have been no material changes to the risk factors set forth in the above-referenced filing as of December 31, 2014.
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

HF FINANCIAL CORP.

Date:	February 6, 2015	By:	/s/ STEPHEN M. BIANCHI
Stephen M. Bianchi, President and Chief Executive Officer (Principal Executive Officer)

Date:	February 6, 2015	By:	/s/ BRENT R. OLTHOFF
Brent R. Olthoff, Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description
10.1
Promissory Note dated October 1, 2014, by and between the Company and United Bankers' Bank (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q dated November 7, file no. 033-44383).

10.2
Amendment No. 3 to Confidentiality Agreement between the Company and Jacobs Asset Management, LLC. (incorporated herein by reference to the Company's Current Report on Form 8-K dated December 10, 2014 and filed with the SEC on December 11, 2014, file no. 033-44383).

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