Form 10-Q
period 2015-03-31
HF FINANCIAL CORP
filed 2015-05-08
CIK 881790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of May 1, 2015, there were 7,054,451 shares of the registrant's common stock outstanding.

Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements
HF FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(DOLLARS IN THOUSANDS, except share data)

	March 31, 2015	June 30, 2014
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents	$19,933	$24,256
Investment securities available for sale	160,951	348,878
Investment securities held to maturity	20,234	19,507
Correspondent bank stock	3,203	6,367
Loans held for sale	4,460	6,173

Loans and leases receivable	871,613	811,946
Allowance for loan and lease losses	(11,012)	(10,502)
Loans and leases receivable, net	860,601	801,444

Accrued interest receivable	4,970	5,407
Office properties and equipment, net of accumulated depreciation	14,882	13,805
Foreclosed real estate and other properties	27	180
Cash value of life insurance	21,150	20,644
Servicing rights, net	10,671	11,218
Goodwill and intangible assets, net	4,749	4,830
Other assets	12,535	12,020
Total assets	$1,138,366	$1,274,729
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits	$934,318	$999,174
Advances from Federal Home Loan Bank and other borrowings	41,201	120,643
Subordinated debentures payable to trusts	24,837	24,837
Advances by borrowers for taxes and insurance	20,418	13,683
Accrued expenses and other liabilities	14,548	14,740
Total liabilities	1,035,322	1,173,077
Stockholders' equity
Preferred stock, $.01 par value, 500,000 shares authorized, none outstanding	—	—
Series A Junior Participating Preferred Stock, $1.00 stated value, 50,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, 10,000,000 shares authorized, 9,137,906 and 9,138,895 shares issued at March 31, 2015 and June 30, 2014, respectively	91	91
Additional paid-in capital	46,320	46,218
Retained earnings, substantially restricted	88,976	89,694
Accumulated other comprehensive (loss), net of related deferred tax effect	(1,446)	(3,454)
Less cost of treasury stock, 2,083,455 shares at March 31, 2015 and June 30, 2014	(30,897)	(30,897)
Total stockholders' equity	103,044	101,652
Total liabilities and stockholders' equity	$1,138,366	$1,274,729
See accompanying notes to unaudited consolidated financial statements.

HF FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Interest, dividend and loan fee income:
Loans and leases receivable	$9,197	$8,781	$28,549	$25,740
Investment securities and interest-earning deposits	863	1,716	3,128	4,099
	10,060	10,497	31,677	29,839
Interest expense:
Deposits	846	960	2,661	2,996
Advances from Federal Home Loan Bank and other borrowings	365	1,212	2,517	3,955
	1,211	2,172	5,178	6,951
Net interest income	8,849	8,325	26,499	22,888
Provision for losses on loans and leases	282	260	1,201	279
Net interest income after provision for losses on loans and leases	8,567	8,065	25,298	22,609
Noninterest income:
Fees on deposits	1,375	1,472	4,524	4,727
Loan servicing income, net	319	703	1,034	2,132
Gain on sale of loans	457	344	1,476	1,759
Earnings on cash value of life insurance	204	201	619	613
Trust income	234	229	682	642
Commission and insurance income	438	404	1,224	1,035
Gain (loss) on sale of securities, net	(1,076)	233	(1,117)	591
Loss on disposal of closed-branch fixed assets	(298)	—	(461)	—
Other	402	98	540	295
	2,055	3,684	8,521	11,794
Noninterest expense:
Compensation and employee benefits	5,675	5,298	16,434	16,025
Occupancy and equipment	1,330	1,058	3,381	3,140
FDIC insurance	221	220	627	661
Check and data processing expense	815	784	2,463	2,297
Professional fees	447	502	1,512	1,633
Marketing and community investment	444	315	1,192	935
Foreclosed real estate and other properties, net	24	50	61	306
Loss on early extinguishment of debt	—	—	4,065	—
Other	824	691	2,215	2,027
	9,780	8,918	31,950	27,024
Income before income taxes	842	2,831	1,869	7,379
Income tax expense	123	858	206	2,257
Net income	$719	$1,973	$1,663	$5,122

Basic earnings per common share	$0.10	$0.28	$0.24	$0.73
Diluted earnings per common share	0.10	0.28	0.24	0.73
Dividend declared per common share	0.11	0.11	0.34	0.34
See accompanying notes to unaudited consolidated financial statements.

HF FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Net income	$719	$1,973	$1,663	$5,122
Other comprehensive income (loss), net of tax:
Investment securities available for sale:
Change in unrealized losses on other securities	803	1,013	1,759	(792)
Reclassification adjustment:
Investment security (gains) losses recognized in earnings	1,076	(233)	1,117	(591)
Income tax (expense) benefit	(714)	(297)	(1,093)	525
Other comprehensive income (loss) on investment securities available for sale	1,165	483	1,783	(858)
Cash flow hedging activities-interest rate swap contracts:
Net unrealized gains	89	156	339	408
Reclassification adjustment:
Income tax (expense)	(30)	(53)	(114)	(139)
Other comprehensive income on cash flow hedging activities-interest rate swap contracts	59	103	225	269
Total other comprehensive income (loss)	1,224	586	2,008	(589)
Comprehensive income	$1,943	$2,559	$3,671	$4,533
See accompanying notes to unaudited consolidated financial statements.

HF FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

	Nine Months Ended
	March 31,
	2015	2014
Cash Flows From Operating Activities
Net income	$1,663	$5,122
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for losses on loans and leases	1,201	279
(Benefit) for allowance on servicing rights	—	(1,249)
Depreciation	1,234	1,297
Amortization of intangible assets	81	81
Amortization of discounts and premiums on investment securities and other	4,010	5,416
Amortization of stock-based compensation	92	80
Net change in loans held for resale	3,189	7,724
(Gain) on sale of loans	(1,476)	(1,759)
Realized (gain) loss on sale of investment securities, net	1,117	(591)
(Gain) loss and provision for losses on foreclosed real estate and other properties, net	16	48
Loss on disposal of office properties and equipment, net	212	8
Change in other assets and liabilities	(2,306)	(2,118)
Net cash provided by operating activities	9,033	14,338
Cash Flows From Investing Activities
Net change in loans and leases outstanding	(60,389)	(60,370)
Purchases of investment securities	(6,593)	(127,372)
Proceeds from sales, maturities and repayments of investment securities	192,715	139,104
Purchases of correspondent bank stock	(17,392)	(21,107)
Proceeds from redemption of correspondent bank stock	20,556	22,604
Purchases of office properties and equipment	(3,818)	(686)
Proceeds from sale of office properties and equipment	1,295	—
Proceeds from sale of foreclosed real estate and other properties	204	627
Net cash provided by (used in) investment activities	126,578	(47,200)
Cash Flows From Financing Activities
Net increase (decrease) in deposits	(64,856)	53,602
Proceeds of advances from Federal Home Loan Bank and other borrowings	1,065,250	545,800
Payments on advances from Federal Home Loan Bank and other borrowings	(1,144,692)	(565,527)
Increase in advances by borrowers	6,735	6,563
Proceeds from issuance of common stock	10	—
Cash dividends paid	(2,381)	(2,380)
Net cash provided by (used in) financing activities	(139,934)	38,058
Increase (decrease) in cash and cash equivalents	(4,323)	5,196
Cash and Cash Equivalents
Beginning	24,256	21,352
Ending	$19,933	$26,548

Supplemental Disclosure of Cash Flows Information
Cash payments for interest	$5,384	$7,497
Cash payments for income and franchise taxes	1,439	3,136
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
The accompanying consolidated balance sheet as of June 30, 2014, which has been derived from audited financial statements, and the unaudited consolidated interim financial statements have been prepared in accordance with GAAP and reflect all adjustments that are, in the opinion of management, necessary for the fair presentation of the financial position and results of operations for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the nine months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending June 30, 2015.
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

Management has evaluated subsequent events for potential disclosure or recognition through May 8, 2015, the date of the filing of the consolidated financial statements with the Securities and Exchange Commission.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

NOTE 2—REGULATORY CAPITAL
At March 31, 2015 and June 30, 2014, actual capital levels and minimum required levels were:

					To Be Well
			Minimum Required		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2015
Tier I capital (to average assets)
Bank	$120,149	10.23%	$46,989	4.00%	$58,736	5.00%
Consolidated	124,370	10.57	47,066	4.00	58,833	5.00
Tier I capital (to risk-weighted assets)
Bank	120,149	12.50	57,678	6.00	76,904	8.00
Consolidated	124,370	12.92	57,746	6.00	76,995	8.00
Common equity tier I capital (to risk-weighted assets)
Bank	120,149	12.50	43,258	4.50	62,484	6.50
Consolidated	100,370	10.43	43,310	4.50	62,559	6.50
Risk-based capital (to risk-weighted assets)
Bank	131,110	13.64	76,904	8.00	96,130	10.00
Consolidated	135,331	14.06	76,995	8.00	96,244	10.00

June 30, 2014
Tier I capital (to average assets)
Bank	$120,431	9.49%	$50,783	4.00%	$63,479	5.00%
Tier I capital (to risk-weighted assets)
Bank	120,431	13.38	50,783	4.00	54,020	6.00
Risk-based capital (to risk-weighted assets)
Bank	130,882	14.54	72,027	8.00	90,034	10.00
The Bank was categorized as "well capitalized" at March 31, 2015 and June 30, 2014.

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
Following is a reconciliation of the income available to common shareholders and common stock share amounts used in the calculation of basic and diluted EPS for the periods presented:

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Net income	$719	$1,973	$1,663	$5,122

Basic EPS:
Weighted average number of common shares outstanding	7,054,197	7,055,440	7,054,662	7,055,256
Basic earnings per common share	$0.10	$0.28	$0.24	$0.73

Diluted EPS:
Weighted average number of common shares outstanding	7,054,197	7,055,440	7,054,662	7,055,256
Common share equivalents—Stock Options / Stock Appreciation Rights (SARs) under employee compensation plans/warrant	6,838	2,513	5,143	2,640
Weighted average number of common shares and common share equivalents	7,061,035	7,057,953	7,059,805	7,057,896
Diluted earnings per common share	$0.10	$0.28	$0.24	$0.73

NOTE 4—INVESTMENT SECURITIES
The amortized cost and fair value of investment securities classified as available for sale and held to maturity according to management's intent, are as follows:

	March 31, 2015
	Adjusted Carrying Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Investment securities available for sale:
Debt securities:
U.S. government agencies	$10,585	$139	$(7)	$10,717
Municipal bonds	8,387	52	(14)	8,425
	18,972	191	(21)	19,142
Equity securities:
FNMA(1)	—	—	—	—
Federal Ag Mortgage	7	5	—	12
Other investments	353	—	—	353
	360	5	—	365
Agency residential mortgage-backed securities	141,039	1,099	(694)	141,444
Total investment securities available for sale	$160,371	$1,295	$(715)	$160,951

Investment securities held to maturity:
Municipal bonds	$18,386	$501	$(2)	$18,885
Agency residential mortgage-backed securities	1,848	74	—	1,922
Total investment securities held to maturity	$20,234	$575	$(2)	$20,807
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

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

The following tables present the fair value and age of gross unrealized losses by investment category:

	March 31, 2015
	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Investment securities available for sale:
Debt securities:
U.S. government agencies	$1,493	$(7)	$—	$—	$1,493	$(7)
Municipal bonds	701	(2)	896	(12)	1,597	(14)
	2,194	(9)	896	(12)	3,090	(21)
Agency residential mortgage-backed securities	9,234	(59)	51,138	(635)	60,372	(694)
Total investment securities available for sale	$11,428	$(68)	$52,034	$(647)	$63,462	$(715)

Investment securities held to maturity:
Municipal bonds	$688	$(2)	$115	$—	$803	$(2)
Total investment securities held to maturity	$688	$(2)	$115	$—	$803	$(2)

	June 30, 2014
	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Investment securities available for sale:
Debt securities:
U.S. government agencies	$—	$—	$1,455	$(45)	$1,455	$(45)
Municipal bonds	—	—	1,381	(18)	1,381	(18)
	—	—	2,836	(63)	2,836	(63)
Agency residential mortgage-backed securities	70,141	(290)	152,308	(3,204)	222,449	(3,494)
Total investment securities available for sale	$70,141	$(290)	$155,144	$(3,267)	$225,285	$(3,557)

Investment securities held to maturity:
Municipal bonds	$1,328	$(9)	$—	$—	$1,328	$(9)
Total investment securities held to maturity	$1,328	$(9)	$—	$—	$1,328	$(9)

 The unrealized losses reported for U.S. government agencies relate to one security issued by the Federal Home Loan Bank ("FHLB"). The unrealized losses are primarily attributable to changes in interest rates and the contractual cash flows of these investments which are guaranteed by an agency of the U.S. government. Management does not believe the unrealized losses at March 31, 2015 represent an other-than-temporary impairment for this investment. The Company does not have the intent to sell this security (has not made a decision to sell) and has assessed that it is not more likely than not that the Company will be required to sell this security before anticipated recovery of fair value.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

The unrealized losses reported for municipal bonds relate to eight available for sale and four held to maturity municipal general obligation or revenue bonds. The unrealized losses are primarily attributed to changes in credit spreads or market interest rate increases since the securities were originally acquired, rather than due to credit or other causes. Management does not believe any individual unrealized losses as of March 31, 2015, represent an other-than-temporary impairment for these investments. The Company does not have the intent to sell these securities (has not made a decision to sell) and has assessed that it is not more likely than not that the Company will be required to sell these securities before anticipated recovery of fair value.
The unrealized losses reported for agency residential mortgage-backed securities relate to 40 available for sale securities issued by Federal National Mortgage Association ("FNMA"), the Government National Mortgage Association ("GNMA"), or the Federal Home Loan Mortgage Corporation ("FHLMC"). These unrealized losses are primarily attributable to changes in interest rates and the contractual cash flows of those investments which are guaranteed by an agency of the U.S. government. Management does not believe any of these unrealized losses as of March 31, 2015, represent an other-than-temporary impairment for those investments. The Company does not have the intent to sell these securities (has not made a decision to sell) and has assessed that it is not more likely than not that the Company will be required to sell these securities before anticipated recovery of fair value.
The following table presents the amounts recognized in the Consolidated Statements of Income for other-than-temporary impairments charged to net income:

	Nine Months Ended
	March 31,
	2015	2014
Beginning balance of credit losses on securities held as of July 1 for which a portion of other-than-temporary impairment was recognized in other comprehensive income(1)	$8	$8
Credit losses for which an other-than-temporary impairment was not previously recognized	—	—
Increases to the amount related to the credit losses for which other-than-temporary was previously recognized	—	—
Sale of securities which previously had recorded a credit loss for other-than-temporary impairment	—	—
Ending balance of credit losses on securities held as of March 31 for which a portion of other-than-temporary impairment was recognized in other comprehensive income(1)	$8	$8
_____________________________________

(1)	Includes $8 of other-than-temporary impairment related to Fannie Mae common stock.
The amortized cost and fair values of available for sale and held to maturity debt securities as of March 31, 2015, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$1,245	$1,248	$66	$66
Due after one year through five years	13,126	13,269	4,410	4,471
Due after five years through ten years	4,302	4,320	11,996	12,345
Due after ten years	299	305	1,914	2,003
	18,972	19,142	18,386	18,885
Agency residential mortgage-backed securities	141,039	141,444	1,848	1,922
	$160,011	$160,586	$20,234	$20,807
Equity securities have been excluded from the maturity table above because they do not have contractual maturities associated with debt securities.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

Proceeds from the sale of securities available for sale for the three months ended March 31, 2015 were $118,661 and resulted in gains of $235 and losses of $1,311. Proceeds from the sale of securities available for sale for the three months ended March 31, 2014 were $26,914 and resulted in gains of $239 and losses of $6.
Proceeds from the sale of securities available for sale for the first nine months of fiscal 2015 were $140,728 and resulted in gains of $332 and losses of $1,449. Proceeds from the sale of securities available for sale for the first nine months of fiscal 2014 were $61,708 and resulted in gains of $604 and losses of $13.
NOTE 5—LOANS AND LEASES RECEIVABLE
Loans and leases receivable by classes within portfolio segments, consist of the following:

	March 31, 2015		June 30, 2014
	Amount	Percent	Amount	Percent
Residential:
One-to four-family	$50,681	5.8%	$47,886	5.9%
Construction	5,880	0.7	3,838	0.5
Commercial:
Commercial business (1)	71,648	8.2	82,459	10.2
Equipment finance leases	224	—	847	0.1
Commercial real estate:
Commercial real estate	309,204	35.5	294,388	36.3
Multi-family real estate	103,345	11.9	87,364	10.7
Construction	49,226	5.6	22,946	2.8
Agricultural:
Agricultural real estate	93,265	10.7	79,805	9.8
Agricultural business	121,493	13.9	115,397	14.2
Consumer:
Consumer direct	14,869	1.7	17,449	2.1
Consumer home equity	49,171	5.7	56,666	7.0
Consumer overdraft & reserve	2,607	0.3	2,901	0.4
Total loans and leases receivable (2)	$871,613	100.0%	$811,946	100.0%
_____________________________________

(1)	Includes $1,512 and $1,645 tax exempt leases at March 31, 2015 and June 30, 2014, respectively.

(2)	Exclusive of undisbursed portion of loans in process and net of deferred loan fees and discounts.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

The following tables summarize the activity in the allowance for loan and lease losses by portfolio segment for the three months ended:

March 31, 2015
	Residential	Commercial	Commercial Real Estate	Agricultural	Consumer	Total
Balance at beginning of period	$272	$873	$4,471	$3,865	$1,452	$10,933
Charge-offs	—	(32)	—	(118)	(118)	(268)
Recoveries	—	34	—	—	31	65
Provisions	33	(96)	51	363	(69)	282
Balance at end of period	$305	$779	$4,522	$4,110	$1,296	$11,012

March 31, 2014
	Residential	Commercial	Commercial Real Estate	Agricultural	Consumer	Total
Balance at beginning of period	$268	$1,279	$2,626	$4,576	$1,856	$10,605
Charge-offs	—	(7)	(31)	(393)	(132)	(563)
Recoveries	—	17	—	—	27	44
Provisions	(30)	(255)	969	(184)	(240)	260
Balance at end of period	$238	$1,034	$3,564	$3,999	$1,511	$10,346

The following tables summarize the activity in the allowance for loan and lease losses by portfolio segment for the nine months ended:

March 31, 2015
	Residential	Commercial	Commercial Real Estate	Agricultural	Consumer	Total
Balance at beginning of period	$283	$932	$3,819	$3,842	$1,626	$10,502
Charge-offs	—	(32)	—	(462)	(348)	(842)
Recoveries	—	51	4	2	94	151
Provisions	22	(172)	699	728	(76)	1,201
Balance at end of period	$305	$779	$4,522	$4,110	$1,296	$11,012

March 31, 2014
	Residential	Commercial	Commercial Real Estate	Agricultural	Consumer	Total
Balance at beginning of period	$203	$1,558	$2,373	$4,637	$1,972	$10,743
Charge-offs	(7)	(125)	(41)	(491)	(430)	(1,094)
Recoveries	1	313	—	13	91	418
Provisions	41	(712)	1,232	(160)	(122)	279
Balance at end of period	$238	$1,034	$3,564	$3,999	$1,511	$10,346

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

The following tables summarize the related statement balances by portfolio segment:

	March 31, 2015
	Residential	Commercial	Commercial Real Estate	Agricultural	Consumer	Total
Allowance for loan and lease losses:
Individually evaluated for impairment	$34	$16	$4	$188	$279	$521
Collectively evaluated for impairment	271	763	4,518	3,922	1,017	10,491
Total allowance for loan and lease losses	$305	$779	$4,522	$4,110	$1,296	$11,012
Loans and leases receivable:
Individually evaluated for impairment	$150	$2,976	$6,855	$13,449	$1,317	$24,747
Collectively evaluated for impairment	56,411	68,896	454,920	201,309	65,330	846,866
Total loans and leases receivable	$56,561	$71,872	$461,775	$214,758	$66,647	$871,613

	June 30, 2014
	Residential	Commercial	Commercial Real Estate	Agricultural	Consumer	Total
Allowance for loan and lease losses:
Individually evaluated for impairment	$41	$38	$4	$15	$385	$483
Collectively evaluated for impairment	242	894	3,815	3,827	1,241	10,019
Total allowance for loan and lease losses	$283	$932	$3,819	$3,842	$1,626	$10,502
Loans and leases receivable:
Individually evaluated for impairment	$164	$4,233	$7,304	$14,742	$1,826	$28,269
Collectively evaluated for impairment	51,560	79,073	397,394	180,460	75,190	783,677
Total loans and leases receivable	$51,724	$83,306	$404,698	$195,202	$77,016	$811,946

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
The following tables summarize the credit quality indicators used to determine the credit quality by class within the portfolio segments:
Credit risk profile by internally assigned grade—Commercial, Commercial real estate and Agricultural portfolio segments

	March 31, 2015				June 30, 2014
	Pass	Special Mention	Substandard	Doubtful	Pass	Special Mention	Substandard	Doubtful
Commercial:
Commercial business	$65,776	$1,303	$5,727	$—	$77,835	$407	$4,431	$—
Equip. finance leases	224	—	—	—	847	—	—	—
Commercial real estate:
Commercial real estate	300,684	3,867	4,673	—	287,066	1,443	5,879	—
Multi-family real estate	96,112	950	6,294	—	79,901	982	6,481	—
Construction	47,340	1,886	—	—	22,946	—	—	—
Agricultural:
Agricultural real estate	83,829	4,183	5,258	—	70,971	279	8,555	—
Agricultural business	110,132	5,902	5,393	188	111,655	2,209	1,522	15
	$704,097	$18,091	$27,345	$188	$651,221	$5,320	$26,868	$15

Credit risk profile based on payment activity—Residential and Consumer portfolio segments

	March 31, 2015		June 30, 2014
	Performing	Nonperforming	Performing	Nonperforming
Residential:
One-to four- family	$50,456	$225	$47,761	$125
Construction	5,880	—	3,838	—
Consumer:
Consumer direct	14,825	44	17,400	49
Consumer home equity	48,883	288	55,725	941
Consumer OD & reserves	2,607	—	2,901	—
	$122,651	$557	$127,625	$1,115

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

The following table summarizes the aging of the past due financing receivables by classes within the portfolio segments and related accruing and nonaccruing balances:

March 31, 2015	Accruing and Nonaccruing Loans					Nonperforming Loans
	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 89 Days	Total Past Due	Current(2)	Recorded Investment >90 Days and Accruing(1)	Nonaccrual Balance	Total
Residential:
One-to four-family	$178	$—	$111	$289	$50,392	$—	$225	$225
Construction	—	—	—	—	5,880	—	—	—
Commercial:
Commercial business	18	250	235	503	71,145	—	2,443	2,443
Equipment finance leases	—	—	—	—	224	—	—	—
Commercial real estate:
Commercial real estate	—	—	66	66	309,138	—	531	531
Multi-family real estate	—	—	—	—	103,345	—	—	—
Construction	—	—	—	—	49,226	—	—	—
Agricultural:
Agricultural real estate	—	87	—	87	93,178	—	3,356	3,356
Agricultural business	1,333	17	124	1,474	120,019	—	6,156	6,156
Consumer:
Consumer direct	—	—	4	4	14,865	—	44	44
Consumer home equity	170	46	204	420	48,751	—	288	288
Consumer OD & reserve	4	—	—	4	2,603	—	—	—
Total	$1,703	$400	$744	$2,847	$868,766	$—	$13,043	$13,043
_____________________________________

(1)	Loans accruing and delinquent greater than 90 days have either government guarantees or acceptable loan-to-value ratios.

(2)	Net of deferred loan fees and discounts and exclusive of undisbursed portion of loans in process.

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

At March 31, 2015, the Company had identified $24,747 of loans as impaired which includes performing troubled debt restructurings. A loan is identified as impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement and thus are placed on non-accrual status. Interest income on impaired loans is recognized on a cash basis. The average carrying amount is calculated for each quarter by using the daily average balance, which is then averaged with the other quarters' averages to determine an annual average balance.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

The following table summarizes impaired loans by class of loans and the specific valuation allowance:

	March 31, 2015			June 30, 2014
	Recorded Investment	Unpaid Principal Balance(1)	Related Allowance	Recorded Investment	Unpaid Principal Balance(1)	Related Allowance
With no related allowance recorded:
Commercial business	$2,809	$2,809	$—	$4,032	$4,032	$—
Commercial real estate	731	731	—	983	983	—
Multi-family real estate	6,101	6,101	—	6,296	6,296	—
Agricultural real estate	6,435	6,435	—	10,945	10,945	—
Agricultural business	6,653	6,653	—	3,481	3,481	—
Consumer direct	4	19	—	10	25	—
Consumer home equity	631	631	—	926	926	—
	23,364	23,379	—	26,673	26,688	—
With an allowance recorded:
One-to four-family	150	150	34	164	164	41
Commercial business	167	167	16	201	201	38
Commercial real estate	23	23	4	25	25	4
Agricultural business	360	360	188	316	316	15
Consumer direct	40	40	40	47	47	31
Consumer home equity	642	642	239	843	843	354
	1,383	1,383	521	1,596	1,596	483
Total:
One-to four-family	150	150	34	164	164	41
Commercial business	2,976	2,976	16	4,233	4,233	38
Commercial real estate	754	754	4	1,008	1,008	4
Multi-family real estate	6,101	6,101	—	6,296	6,296	—
Agricultural real estate	6,436	6,436	—	10,945	10,945	—
Agricultural business	7,013	7,013	188	3,797	3,797	15
Consumer direct	44	59	40	57	72	31
Consumer home equity	1,273	1,273	239	1,769	1,769	354
	$24,747	$24,762	$521	$28,269	$28,284	$483
_____________________________________

(1)	Represents the borrower's loan obligation, gross of any previously charged-off amounts.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

The following tables summarize the Company's average recorded investment in impaired loans by class of loans and the related interest income recognized for the periods indicated:

	Three Months Ended March 31,
	2015		2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
One-to four-family	$152	$1	$166	$1
Commercial business	3,161	15	4,492	7
Commercial real estate	671	1	1,164	1
Multi-family real estate	6,130	69	27	—
Agricultural real estate	6,266	44	11,279	473
Agricultural business	6,313	14	3,848	—
Consumer direct	56	—	16	—
Consumer home equity	1,335	19	1,509	11
	$24,084	$163	$22,501	$493

	Nine Months Ended March 31,
	2015		2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
One-to four-family	$156	$2	$232	$2
Commercial business	3,569	44	4,752	23
Commercial real estate	749	2	1,166	5
Multi-family real estate	6,194	139	27	—
Agricultural real estate	8,319	136	11,492	473
Agricultural business	4,947	14	3,862	—
Consumer direct	61	—	15	—
Consumer home equity	1,554	47	1,439	26
	$25,549	$384	$22,985	$529
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
Loans and leases that are considered troubled debt restructurings are factored into the determination of the allowance for loan and lease losses through impaired loan analysis and any subsequent allocation of specific valuation allowance, if applicable. The Company measures impairment on an individual loan and the extent to which a specific valuation allowance is necessary by comparing the loan's outstanding balance to either the fair value of the collateral, less the estimated cost to sell or the present value of expected cash flows, discounted at the loan's effective interest rate. During fiscal 2015, new TDRs consisted of one commercial real estate loan, four agricultural loans, and 15 consumer loans. Of these new TDRs, 19 were evaluated for impairment based on collateral adequacy and one was evaluated based on discounted cash flows.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

The following is a summary of the Company's performing troubled debt restructurings which are in-compliance with their modified terms:

March 31, 2015	Number of Contracts(1)	Pre-Modification Recorded Balance	Post-Modification Outstanding Recorded Balance(1)
Residential	2	$150	$150
Commercial business	7	2,495	2,495
Commercial real estate	4	624	624
Agricultural	10	6,977	6,977
Consumer	42	1,206	1,221
	65	$11,452	$11,467

June 30, 2014	Number of Contracts(2)	Pre-Modification Recorded Balance	Post-Modification Outstanding Recorded Balance(2)
Residential	2	$164	$164
Commercial business	8	3,666	3,666
Commercial real estate	4	665	665
Agricultural	5	10,981	10,981
Consumer	31	1,686	1,686
	50	$17,162	$17,162
_____________________________________

(1)	Includes 19 customers, which are in compliance with their restructured terms, that are not accruing interest and have a recorded investment balance of $8,664.

(2)	Includes 21 customers, which are in compliance with their restructured terms, that are not accruing interest and have a recorded investment balance of $15,445.
Excluded from above, at March 31, 2015, the Company had one consumer loan with a recorded balance of $52 that was originally restructured in fiscal 2014. The consumer loan is not in compliance with its restructured terms and is in nonaccrual status. At June 30, 2014, the Company had one commercial real estate loan with a recorded balance of $10 that was originally restructured in fiscal 2014 and two consumer loans with a recorded balance of $6 that were originally restructured in fiscal 2014. Loans can retain their accrual status at the time of their modification if the restructuring is not a result of terminated loan payments. For nonaccruing loans, a minimum of six months of performance related to the restructured terms are required before a loan is returned to accruing status.
New TDRs initially classified as a TDR during the nine months ended March 31, were as follows:

	2015			2014
	Number of Contracts	Pre-Modification Recorded Balance	Post-Modification Outstanding Recorded Balance	Number of Contracts	Pre-Modification Recorded Balance	Post-Modification Outstanding Recorded Balance
Residential	—	$—	$—	1	$126	$126
Commercial business	—	—	—	3	152	152
Commercial real estate	1	200	200	1	11	11
Agricultural	4	1,001	1,001	—	—	—
Consumer	15	437	437	17	702	702
	20	$1,638	$1,638	22	$991	$991

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

20 TDRs were added during the first nine months of fiscal 2015. 17 TDRs were negotiated to extend a loan maturity without reducing the interest rate below market rate and three were due to bankruptcy. None of the new TDRs defaulted during the first nine months of fiscal 2015. 22 TDRs were added during the first nine months of fiscal 2014. 18 TDRs were negotiated to extend a loan maturity without reducing the interest rate below market rate and four were due to bankruptcy. Four TDRs defaulted during the first nine months of fiscal 2014.
NOTE 6—LOAN SERVICING
Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Mortgage servicing rights, beginning	$10,876	$11,739	$11,218	$12,236
Additions	187	135	618	638
Amortization (1)	(392)	(416)	(1,165)	(1,416)
Mortgage servicing rights, ending	$10,671	$11,458	$10,671	$11,458

Valuation allowance, beginning	$—	$(374)	$—	$(1,249)
(Additions) / reductions (1)	—	374	—	1,249
Valuation allowance, ending	$—	$—	$—	$—

Mortgage servicing rights, net	$10,671	$11,458	$10,671	$11,458

Servicing fees received	$711	$745	$2,199	$2,299
Balance of loans serviced at:
Beginning of period	1,014,468	1,086,992	1,048,671	1,123,012
End of period	992,417	1,071,627	992,417	1,071,627
___________________________________

(1)	Changes to carrying amounts are reported net of loan servicing income on the statements of income for the periods presented.
Amortization of servicing rights is adjusted each quarter based upon analysis of portfolio attributes and factors, including an evaluation of historical prepayment activity and prospective industry consensus rates.  For the quarters ended March 31, 2015 and 2014, the constant prepayment rates (CPR) used to calculate the amortization were 9.4% and 9.4%, respectively.  For valuation purposes, management utilized a discount rate of 10.5% and 10.0% at March 31, 2015 and 2014, respectively.  Prepayment speeds utilized at March 31, 2015 and 2014 were 9.6% and 8.6%, respectively, which are used in the calculation of the amortization expense for the subsequent quarter.  Prepayment speeds are analyzed and adjusted each quarter.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

NOTE 7—GOODWILL AND INTANGIBLE ASSETS, NET
The components of goodwill and intangible assets, net, are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Goodwill(1)	$4,366	$4,366	$4,366	$4,366

Amortizable intangible assets
Customer base(3)	$479	$479	$479	$479
Covenant not to compete(4)	119	119	119	119
Total amortizable intangible assets	598	598	598	598

Accumulated amortization, beginning	188	81	134	26
Amortization expense	27	26	81	81
Accumulated amortization, ending	215	107	215	107

Amortizable intangible assets, net(2)	$383	$491	$383	$491

Goodwill and intangible assets, net	$4,749	$4,857	$4,749	$4,857
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

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

The following tables summarize segment reporting information:

	Three Months Ended March 31,
	2015			2014
	Banking	Other	Total	Banking	Other	Total
Net interest income	$9,107	$(258)	$8,849	$8,638	$(313)	$8,325
(Provision) for losses on loans and leases	(282)	—	(282)	(260)	—	(260)
Noninterest income	1,614	441	2,055	3,291	393	3,684
Intersegment noninterest income	76	(72)	4	73	(69)	4
Noninterest expense	(9,111)	(669)	(9,780)	(8,381)	(537)	(8,918)
Intersegment noninterest expense	—	(4)	(4)	—	(4)	(4)
Income (loss) before income taxes	$1,404	$(562)	$842	$3,361	$(530)	$2,831
Total assets at March 31(1)(2)	$1,136,156	$2,210	$1,138,366	$1,255,298	$2,946	$1,258,244

(1)	Included in total assets were goodwill and intangible assets, net totaling $4,366 and $383 for the banking segment and other segment, respectively, at March 31, 2015.
(2) Included in total assets were goodwill and intangible assets, net totaling $4,366 and $491 for the banking segment and other segment, respectively, at March 31, 2014.

	Nine Months Ended March 31,
	2015			2014
	Banking	Other	Total	Banking	Other	Total
Net interest income	$27,365	$(866)	$26,499	$23,920	$(1,032)	$22,888
(Provision) for losses on loans and leases	(1,201)	—	(1,201)	(279)	—	(279)
Noninterest income	7,293	1,228	8,521	10,770	1,024	11,794
Intersegment noninterest income	228	(217)	11	216	(204)	12
Noninterest expense	(29,928)	(2,022)	(31,950)	(25,246)	(1,778)	(27,024)
Intersegment noninterest expense	—	(11)	(11)	—	(12)	(12)
Income (loss) before income taxes	$3,757	$(1,888)	$1,869	$9,381	$(2,002)	$7,379
Total assets at March 31(1)(2)	$1,136,156	$2,210	$1,138,366	$1,255,298	$2,946	$1,258,244

(1)	Included in total assets were goodwill and intangible assets, net totaling $4,366 and $383 for the banking segment and other segment, respectively, at March 31, 2015.
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
The information relative to the components of net periodic benefit cost for the Company’s defined benefit plan is presented below.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Net periodic benefit cost
Service cost	$169	$168	$509	$505
Interest cost	186	180	558	540
Expected return on plan assets	(164)	(153)	(474)	(437)
Amortization of prior losses	31	53	94	158
Net periodic benefit cost	$222	$248	$687	$766

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

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

The following table is a summary of net healthcare costs by quarter:

	Fiscal Years Ended
	June 30,
	2015	2014
Quarter ended September 30	$309	$264
Quarter ended December 31	430	257
Quarter ended March 31	420	384
Quarter ended June 30	---	501
Net healthcare costs	$1,159	$1,406

NOTE 11—STOCK-BASED COMPENSATION PLANS
The fair value of each incentive stock option and each stock appreciation right grant is estimated at the grant date using the Black-Scholes option-pricing model.  There were no stock options or stock appreciation rights (SARs) granted in the nine months ended March 31, 2015 and 2014.
Stock option activity for the nine months ended March 31, 2015, was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Beginning Balance	24,532	$15.32
Granted	—	—
Forfeited	—	—
Expired	(19,995)	14.88
Exercised	(4,537)	17.27
Ending Balance	—	$—	0.0	$—
Vested and exercisable at March 31	—	$—	0.0	$—
Stock appreciation rights activity for the nine months ended March 31, 2015, was as follows:

	SARs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Beginning Balance	89,397	$13.52
Granted	—	—
Forfeited	(11,854)	14.12
Exercised	(5,195)	12.48
Ending Balance	72,348	$13.50	3.9	$107
Vested and exercisable at March 31	72,348	$13.50	3.9	$107
There were 5,195 and 6,526 SARs exercised during the nine months ended March 31, 2015 and 2014, respectively, which resulted in $10 and $6 of intrinsic value of SARs exercised for the respective periods. No options were exercised during these same periods. In addition, there were no cashless option exercises or related tax benefit realized for the nine months ended March 31, 2015 and 2014. There was no unrecognized compensation cost related to nonvested SARs awards at March 31, 2015.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

Nonvested share activity for the nine months ended March 31, was as follows:

	2015		2014
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested Balance, beginning	11,694	$11.99	30,019	$12.15
Granted	—	—	—	—
Vested	(9,939)	11.98	(13,825)	12.09
Forfeited	(1,667)	12.25	—	—
Nonvested Balance, ending	88	$8.48	16,194	$12.20

Pretax compensation expense recognized for nonvested shares for the nine months ended March 31, 2015 and 2014, was $92 and $85, respectively. The tax benefit for the nine months ended March 31, 2015 and 2014 was $35 and $32, respectively. As of March 31, 2015, there was $54 of total unrecognized compensation cost related to nonvested shares granted under the Plan. That cost is expected to be recognized over a weighted-average period of 0.5 years. The total fair value of shares vested during the nine months ended March 31, 2015 and 2014 was $146 and $179, respectively.
The 2002 Option Plan expired effective September 20, 2012. No plan was in effect at March 31, 2015 for the purpose of issuing new shares. The Company's stock option and incentive plans are described more fully in Part II, Item 8 “Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014, under Note 17 of “Notes to Consolidated Financial Statements.”
NOTE 12—ADVANCES FROM FEDERAL HOME LOAN BANK AND OTHER BORROWINGS
Advances from the Federal Home Loan Bank of Des Moines ("FHLB") and other borrowings are summarized as follows:

	March 31, 2015		June 30, 2014
	Amount	Rate (1)	Amount	Rate (1)
Overnight federal funds purchased	$36,970	0.29%	$10,575	0.28%
Term fixed-rate advance	4,000	1.15	109,793	2.99
Other borrowings	231	—	275	—
	$41,201	0.37%	$120,643	2.74%

(1)	Rate is the specified interest rate for the obligation or the weighted average rate if more than one obligation exists or as represented in the total.

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
The Company has outstanding interest rate swap agreements with notional amounts totaling $13,000 to convert two variable-rate trust preferred securities into fixed-rate instruments. The agreements have a weighted average maturity of 1.4 years and have fixed rates ranging from 5.68% to 6.58% with a weighted average rate of 5.89%. The fair value of the derivatives was an unrealized loss of $613 at March 31, 2015 and an unrealized loss of $1,038 at March 31, 2014. The Company pledged $794 in cash under collateral arrangements as of March 31, 2015, to satisfy collateral requirements associated with these interest rate swap contracts.
The Company has borrower interest rate swap agreements with notional amounts totaling $34,948 to facilitate customer transactions and meet the borrower's financing needs. These swaps qualify as derivatives, but consist of two different types of instruments. The back-to-back loan swaps are not designated as hedging instruments, while the one-way loan swaps are classified as fair value hedging instruments. The loan interest rate swap derivatives had no impact on the consolidated statements of income for the first nine months ended March 31, 2015 and 2014. Any amounts due to the Company are expected to be collected from the borrowers. Credit risk exists if the borrower's collateral or financial condition indicates that the underlying collateral or financial condition of the borrower makes it probable that amounts due will be uncollectible. Management monitors this credit exposure on a quarterly basis.
No deferred net losses on interest rate swaps in other comprehensive loss as of March 31, 2015, are expected to be reclassified into net income during the current fiscal year. See Note 15 "Accumulated Other Comprehensive Loss" for amounts reported as other comprehensive loss.
The following table summarizes the derivative financial instruments utilized as of March 31, 2015:

			Estimated Fair Value
	Balance Sheet Location	Notional Amount	Gain	Loss
Non-designated derivatives	Other assets	$7,180	$726	$—
Fair value hedge	Loans and leases receivable	20,588	17	(633)
Cash flow hedge	Accrued expenses and other liabilities	13,000	—	(613)
Non-designated derivatives	Accrued expenses and other liabilities	7,180	—	(726)
		$47,948	$743	$(1,972)
The following table summarizes the derivative financial instruments utilized as of June 30, 2014:

			Estimated Fair Value
	Balance Sheet Location	Notional Amount	Gain	Loss
Non-designated derivatives	Other assets	$7,730	$739	$—
Fair value hedge	Loans and leases receivable	21,267	172	(273)
Cash flow hedge	Accrued expenses and other liabilities	15,000	—	(952)
Non-designated derivatives	Accrued expenses and other liabilities	7,730	—	(739)
		$51,727	$911	$(1,964)

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

The following table details the derivative financial instruments, the average remaining maturities and the weighted-average interest rates being paid and received as of March 31, 2015:

	Notional Value	Average Maturity (years)	Fair Value Gain (Loss)	Receive	Pay
Liability conversion swaps	$13,000	1.4	$(613)	2.44%	5.89%
Loan interest rate swaps	34,948	7.1	(616)	2.14	4.45
	$47,948		$(1,229)
There were no gains or losses included in the income statement for the periods ended March 31, 2015 or 2014. -

NOTE 15—ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of other comprehensive loss balances as of the respective dates were:

	March 31,	June 30,
	2015	2014
Unrealized gain (loss) on securities available for sale net of related tax effect of ($220) and $873	$360	$(1,423)
Unrealized (loss) on defined benefit plan net of related tax effect of $859 and $859	(1,402)	(1,402)
Unrealized (loss) on cash flow hedging activities net of related tax effect of $209 and $323	(404)	(629)
	$(1,446)	$(3,454)
The following tables summarize the components of other comprehensive income (loss) balances at March 31, 2015 and 2014, changes and reclassifications out of accumulated other comprehensive income (loss) during the three months ended March 31, 2015 and 2014. The amounts reclassified from accumulated other comprehensive income for the investment securities available for sale are included in net gain or loss on sale of investment securities on the consolidated statements of income, while the amounts reclassified from cash flow hedging activities are a component of other noninterest income on the consolidated statements of income.

	Investment Securities Available for Sale	Defined Benefit Plan	Cash Flow Hedging Activities	Accumulated Other Comprehensive Loss
Balance January 1, 2015	$(805)	$(1,402)	$(463)	$(2,670)
Other comprehensive income before reclassifications	803	—	89	892
Amounts reclassified from accumulated other comprehensive loss	1,076	—	—	1,076
Income tax (expense)	(714)	—	(30)	(744)
Balance March 31, 2015	$360	$(1,402)	$(404)	$(1,446)

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

	Investment Securities Available for Sale	Defined Benefit Plan	Cash Flow Hedging Activities	Accumulated Other Comprehensive Loss
Balance January 1, 2014	$(2,726)	$(1,946)	$(788)	$(5,460)
Other comprehensive income before reclassifications	1,013	—	156	1,169
Amounts reclassified from accumulated other comprehensive loss	(233)	—	—	(233)
Income tax (expense)	(297)	—	(53)	(350)
Balance March 31, 2014	$(2,243)	$(1,946)	$(685)	$(4,874)

The following tables summarize the components of other comprehensive income (loss) balances at March 31, 2015 and 2014, changes and reclassifications out of accumulated other comprehensive income (loss) during the nine months ended March 31, 2015 and 2014. The amounts reclassified from accumulated other comprehensive income for the investment securities available for sale are included in net gain or loss on sale of investment securities on the consolidated statements of income, while the amounts reclassified from cash flow hedging activities are a component of other noninterest income on the consolidated statements of income.

	Investment Securities Available for Sale	Defined Benefit Plan	Cash Flow Hedging Activities	Accumulated Other Comprehensive Loss
Balance July 1, 2014	$(1,423)	$(1,402)	$(629)	$(3,454)
Other comprehensive income before reclassifications	1,759	—	339	2,098
Amounts reclassified from accumulated other comprehensive loss	1,117	—	—	1,117
Income tax (expense)	(1,093)	—	(114)	(1,207)
Balance March 31, 2015	$360	$(1,402)	$(404)	$(1,446)

	Investment Securities Available for Sale	Defined Benefit Plan	Cash Flow Hedging Activities	Accumulated Other Comprehensive Loss
Balance July 1, 2013	$(1,385)	$(1,946)	$(954)	$(4,285)
Other comprehensive income (loss) before reclassifications	(792)	—	408	(384)
Amounts reclassified from accumulated other comprehensive loss	(591)	—	—	(591)
Income tax (expense) benefit	525	—	(139)	386
Balance March 31, 2014	$(2,243)	$(1,946)	$(685)	$(4,874)

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

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

Estimated fair values of the Company's financial instruments are as follows:

March 31, 2015		Fair Value Measurements
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$19,933	$19,933	$19,933	$—	$—
Investment securities	181,185	181,758	12	181,746	—
Correspondent bank stock	3,203	3,203	—	3,203	—
Loans held for sale	4,460	4,460	—	4,460	—
Net loans and leases receivable	860,601	862,134	—	16,914	845,220
Accrued interest receivable	4,970	4,970	—	4,970	—
Servicing rights, net	10,671	10,873	—	—	10,873
Interest rate swap contracts	726	726	—	726	—
Financial liabilities
Deposits	934,318	934,117	—	—	934,117
Interest rate swap contracts	1,339	1,339	—	1,339	—
Borrowed funds	41,201	41,221	—	41,221	—
Subordinated debentures payable to trusts	24,837	26,176	—	—	26,176
Accrued interest payable and advances by borrowers for taxes and insurance	21,388	21,388	—	21,388	—

June 30, 2014		Fair Value Measurements
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$24,256	$24,256	$24,256	$—	$—
Investment securities	368,385	368,747	14	368,733	—
Correspondent bank stock	6,367	6,367	—	6,367	—
Loans held for sale	6,173	6,173	—	6,173	—
Net loans and leases receivable	801,444	802,104	—	22,251	779,853
Accrued interest receivable	5,407	5,407	—	5,407	—
Servicing rights, net	11,218	12,092	—	—	12,092
Interest rate swap contracts	739	739	—	739	—
Financial liabilities
Deposits	999,174	999,233	—	—	999,233
Interest rate swap contracts	1,691	1,691	—	1,691	—
Borrowed funds	120,643	127,104	—	127,104	—
Subordinated debentures payable to trusts	24,837	29,028	—	—	29,028
Accrued interest payable and advances by borrowers for taxes and insurance	14,859	14,859	—	14,859	—

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

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

The table below presents the Company's balances of financial instruments measured at fair value on a recurring basis by level within the hierarchy at March 31, 2015:

	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total at Fair Value
Securities available for sale
Debt securities:
U.S. government agencies	$—	$10,717	$—	$10,717
Municipal bonds	—	8,425	—	8,425
Equity securities:
Federal Ag Mortgage	12	—	—	12
Other investments	—	353	—	353
Agency residential mortgage-backed securities	—	141,444	—	141,444
Securities available for sale	12	160,939	—	160,951
Loans and leases receivable	—	—	293	293
Interest rate swap contracts	—	743	—	743
Total assets	$12	$161,682	$293	$161,987

Interest rate swaps contracts	$—	$1,972	$—	$1,972
Total liabilities	$—	$1,972	$—	$1,972

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

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

The table below presents the Company's balances of financial instruments measured at fair value on a nonrecurring basis by level within the hierarchy at March 31, 2015:

	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fiscal 2015 Incurred Losses
Impaired loans	$—	$16,914	$7,312	$14
Mortgage servicing rights	—	—	10,873	—
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
For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of March 31, 2015, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Averages)
Impaired loans	$7,312	Discounted cash flow	Discount rate	5.0% - 9.0% (6.6%)
			Principal loss probability	0.0% - 19.7% (5.3%)

		Collateral valuation	Discount from appraised value	0.0% - 68.6% (22.6%)
			Costs to sell	6.0% - 12.5% (9.0%)

Servicing rights, net	10,873	Discounted cash flow	Constant prepayment rate	9.6%
			Discount rate	10.5%
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
NOTE 17—COMMITMENTS
In March 2015, the Company completed a sale-leaseback transaction related to one retail branch office located in Sioux Falls, SD. The transaction included the sale of the land, building and improvements associated with the full service branch office for total proceeds of $790. The location will be leased under an operating lease with a term of seven years with the option to renew the lease for an additional five years . Related to this transaction, the buyer has financed the purchase with a loan from the Company in the ordinary course of business, which will mature in 10 years. Since the Company will be at-risk for 10 years, the minimum lease term applicable would include the original lease term plus one renewal term, or 12 years total minimum lease term. The proceeds from the sale-leaseback were utilized to provide additional cash resources for the Company. In connection with the sale, closing costs represented $52, which reduced the net proceeds to $738. The cost basis related to the assets sold were $201, which represents a total gain of $537 for the transaction. Under GAAP guidelines, the present value of the minimum lease payments was $224 and is recorded as a deferred gain which will be amortized over the minimum lease term as defined above. The remaining portion of the gain, or $313 was recorded as a gain on sale of property in other noninterest income for the third quarter of fiscal 2015.

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
Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

•	adverse economic and market conditions of the financial services industry in general, including, without limitation, the credit markets;

•	the effect of recent legislation to help stabilize the financial markets;

•	increase of non-performing loans and additional provisions for loan losses;

•	the failure of assumptions underlying the establishment of reserves for loan losses and other estimates;

•	the failure to maintain our reputation in our market area;

•	prevailing economic, political and business conditions in South Dakota, Minnesota and North Dakota;

•	the effects of competition from a wide variety of local, regional, national and other providers of financial services;

•	compliance with existing and future banking laws and regulations, including, without limitation, regulatory capital requirements and FDIC insurance coverages and costs;

•	changes in the availability and cost of credit and capital in the financial markets;

•	the effects of FDIC deposit insurance premiums and assessments;

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

Executive Summary
The Company's net income for the first nine months of fiscal 2015 was $1.7 million, or $0.24 in basic and diluted earnings per common share, compared to $5.1 million, or $0.73 in basic and diluted earnings per common share, for the first nine months of fiscal 2014. This resulted in a return on average equity (i.e., net income divided by average equity) of 2.16% and 7.02%, respectively, in the year-over-year comparison, while the return on average assets (i.e., net income divided by average assets) was 0.18% and 0.55%, respectively.
Core diluted earnings per share, a non-GAAP measure, was $0.75 compared to $0.67 for the nine months ended March 2015 and 2014, respectively. This financial measure is adjusted from GAAP net income and diluted earnings per share for the effects of the one-time charges related to prepayment of FHLB term borrowings, gains or losses on investment security sales, gains or losses on sales of real property, and effects of branch closure costs. See “Reconciliation of GAAP Earnings and Core Earnings” for a reconciliation of this non-GAAP financial measure and for further discussion as to the reasons we believe this non-GAAP financial measure is useful.
During the second fiscal quarter, $84.9 million of FHLB term borrowings were prepaid which resulted in a one-time pre-tax charge to noninterest expense of $4.1 million. The longer-term funds which carried a weighted average interest cost of 3.09% were initially replaced on a net basis with less expensive short-term funding at a significantly lower rate. In the third fiscal quarter, $122.9 million of FHLB short-term funding was repaid through the sale of investment securities. Management believes this strategy will further improve the net interest margin.
Net interest income for the first nine months of fiscal 2015 was $26.5 million, an increase of $3.6 million, or 15.8%, compared to the same period a year ago.  For the comparative time-frames, average interest-earning assets and average interest-bearing liabilities decreased 1.0% and 0.2%, respectively. The average yield on interest-earning assets increased to 3.64% for the first nine months of fiscal 2015, compared to 3.40% a year ago, an increase of 24 basis points, due primarily to the 13.4% growth in average loan balances, a net recovery of non-accrued interest, and a decrease in the average balances of lower-yielding investment securities of 26.2%. This was complemented by a 24 basis point decrease in the average rates paid on interest-bearing liabilities. The net recovery of non-accruing interest during fiscal 2015 of $569,000 improved the net interest margin by 6 basis points on a year-to-date basis. The improved mix of earning assets, which features increased higher-earning loan assets versus investment securities assets was also a component of the increase when compared to the same period of the prior fiscal year. The repayment of term borrowings contributed to an 83 basis point decrease in FHLB advances and other borrowings interest cost when comparing the first nine months of fiscal 2015 with the prior year period. For the nine months ended March 31, 2015, cost of deposits, which include all interest-bearing and noninterest-bearing deposits, decreased by 5 basis points to 0.38%, compared to 0.43% for the same period of the prior fiscal year.
The net interest margin expressed on a fully taxable equivalent basis (“Net Interest Margin, TE”) for the nine months ended March 31, 2015 was 3.11%, which is an increase of 45 basis points from the same period of the prior fiscal year. Net interest income attributable to the increases in average balances of interest-earning assets and interest-bearing liabilities amounted to a net increase of $2.8 million for the nine month period when compared to the same period of the prior year, while the net interest income increases attributed to yield were $849,000. Interest-earning asset average balance repositioning to loans from investments contributed to an increase of $2.4 million in interest revenue, while the decline in average rates paid for FHLB advances and other borrowings of 83 basis points primarily drove net interest expense savings of $823,000. These interest expense savings were complemented by the 16.7% reduction in average balances of borrowings which generated interest expense savings of $489,000 for the year-over-year comparison. Average balances of borrowings declined due to the generation of cash through the sales of investments which were used to reduce borrowings. The yield on loans and leases receivable decreased by 10 basis points and resulted in a decrease of net interest income of $635,000, while the rate paid on interest-bearing liabilities decreased 24 basis points and resulted in a decrease in interest expense of $1.4 million, which included the savings due to the reduced rates from the FHLB advances, reduced rates on interest-bearing deposits, and reduced rates paid on subordinated debentures. The combined effects of volume and rate changes resulted in an overall net interest income increase of $3.6 million for the nine months ended March 31, 2015 when compared to the same period of the prior year.
Average loans and leases receivable balances increased by $99.7 million, when compared to the same period of the prior year, and were funded by a reduction in average investment securities of $109.8 million and a net decrease in interest-bearing liabilities of $2.2 million. Average balances of interest-bearing deposits increased $23.8 million for the year-over-year comparison, while FHLB advances and other borrowings decreased by $26.0 million, which resulted in a mix of liabilities that lessened the average rates paid on the interest-bearing liabilities compared to the same period of the prior fiscal year. Net Interest Margin, TE is a non-GAAP financial measure.  See “Analysis of Net Interest Income” for a calculation of this non-GAAP financial measure and for further discussion as to the reasons we believe this non-GAAP financial measure is useful.
Total loans increased by $59.7 million during the first nine months of fiscal 2015 to $871.6 million at March 31, 2015, compared to $811.9 million at June 30, 2014 and $754.8 million at March 31, 2014. Commercial real estate and agricultural lending portfolios increased by $57.1 million and $19.6 million, respectively, since the prior fiscal year end, while sound underwriting standards remain in place. Commercial business loans decreased by $11.4 million in the first nine months of fiscal 2015, while consumer loans in total decreased by $5.5 million during this period. We believe the overall increase in average loan balances was attributable to a gradual improvement in general economic conditions, resulting in the willingness of borrowers to consider incurring more debt to support growth in their businesses, while also acknowledging that we continue to operate in uncertain national economic and fiscal conditions. We believe that the operating environment has resulted in increased competition among financial institutions for loan demand from credit-worthy borrowers.
The allowance for loan and lease losses increased by $510,000 to $11.0 million at March 31, 2015, compared to June 30, 2014.  The ratio of allowance for loan and lease losses to total loans and leases was 1.26% compared to 1.29% at June 30, 2014. The overall loan balances increased by $59.7 million during the first nine months of fiscal 2015, while nonperforming loans decreased by $4.3 million to $13.0 million. The amount of classified assets increased slightly to $30.2 million at March 31, 2015 as compared to June 30, 2014. The Company continues to pro-actively manage its problem assets through procedural guidance and dedicated personnel to create an environment of early detection and resolution of assets in this segment. This has been supported by improving conditions in the regional commercial and agricultural markets, including livestock and dairy operations. The provision for loan and lease losses, which results from adjusting the allowance for loan and lease losses to the estimated amount needed to reserve for the loan and lease portfolio, was $1.2 million for the first nine months of fiscal 2015. Total nonperforming assets at March 31, 2015 were $13.1 million as compared to $17.5 million at June 30, 2014.  The ratio of nonperforming assets to total assets decreased to 1.15% at March 31, 2015, compared to 1.37% at June 30, 2014.  Net charge-offs for the nine month period ended March 31, 2015 were $691,000 and represent 0.11% of average loans and leases for the period. The allowance recorded in accordance with ASC 450 increased by $472,000 due primarily to increases in the applicable loan balances since the prior fiscal year end and adjusted based on management's assessment of the allowance using historical charge-off activity and environmental factor information. The allowance recorded in accordance with ASC 310 on identified impaired loans increased by $38,000 to $521,000 at March 31, 2015, and consisted primarily of consumer loans and to a lesser degree, agricultural loans. All identified impaired loans are reviewed to assess the borrower's ability to make payments under the terms of the loan and/or a shortfall in collateral value that would result in charging off the loan or the portion of the loan that was impaired.
 Foreclosed real estate and other properties totaled $27,000 at March 31, 2015, compared to $180,000 at June 30, 2014, or a decrease of $153,000. The balance at March 31, 2015 was a consumer loan that was foreclosed and remained unsold at quarter end.
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
 Total deposits at March 31, 2015 were $934.3 million, a decrease of $64.9 million from June 30, 2014. This decrease was primarily due to a decrease of $72.7 million from public fund deposits and a decrease of $6.0 million from in-market, non-public fund customer deposits. These decreases were partially offset by an increase in out-of-market certificates of deposits of $13.9 million. Public funds have seasonal fluctuations due to semiannual tax collection and subsequent disbursement to entities. Interest rates on deposits decreased to the average rate paid of 0.45% on interest-bearing deposits for the nine month period ended March 31, 2015, compared to 0.52% for the same period of the prior year.
 On April 27, 2015, the Company announced it will pay a quarterly cash dividend of $11.25 cents per common share for the third quarter of fiscal 2015.  The dividend will be paid on May 15, 2015, to stockholders of record on May 8, 2015.
On February 26, 2015, the Company announced that its operating subsidiary, Home Federal Bank (the “Bank”), had successfully completed its conversion from a federally-chartered savings association to a South Dakota state-chartered banking corporation. The Bank was previously regulated primarily by the Office of the Comptroller of the Currency ("OCC"). After the Bank’s conversion, the Bank became subject to primary regulation by the Division of Banking of the South Dakota Department of Labor and Regulation ("DOB") and the FDIC. In connection with the Bank’s conversion, the Company has also successfully completed its conversion from a savings and loan holding company to a bank holding company and will continue to be subject to the regulation and supervision of the Board of Governors of the Federal Reserve.

In July 2013, the Federal Reserve and other regulatory agencies issued final rules establishing a new comprehensive capital framework for U.S. banking organizations that would implement the Basel III capital framework and certain provisions of the Dodd-Frank Act. The final rules seek to strengthen the components of regulatory capital, increase total risk-based capital requirements, and make selected changes to the calculation of risk-weighted assets. The final rules became effective January 1, 2015 for most banking organizations including the Holding Company and Home Federal Bank, subject to a transition period for several aspects of the final rules.
 The total risk-based capital ratio of 13.64% at March 31, 2015, decreased by 90 basis points from 14.54% at June 30, 2014.  Tier I capital increased 74 basis points to 10.23% at March 31, 2015 when compared to 9.49% at June 30, 2014. The decrease in total risk-based capital stems in part from updated regulation as mentioned above which requires modification to the risk-weighting assignment of various assets. High Volatility Commercial Real Estate ("HVCRE") and nonaccrual loan balances were assigned a 150% risk-weighting effective for implementation for the March 31, 2015 regulatory reporting. The impact of these modifications reduced the risk-based capital ratio by 35 basis points. The Tier I capital ratio increased during the quarter by 95 basis points primarily due to the sale of investment securities during the quarter which reduced total assets. These ratios continue to place the Company in the “well-capitalized” category within financial institution regulations at March 31, 2015 and are consistent with the “well-capitalized” regulatory category in which the Company plans to operate.  The Company historically has been able to manage the size of its assets through secondary market loan sales of single-family mortgages.
 Noninterest income was $8.5 million for the nine months ended March 31, 2015, compared to $11.8 million for the same period in the prior fiscal year, a decrease of $3.3 million. This decrease was due to decreases in mortgage banking revenue, net loss on sale of investment securities and a loss on the disposal of closed-branch fixed assets. Net loan servicing income and net gain on sale of loans decreased by $1.1 million and $283,000, respectively, due to a prior year recovery of servicing valuation allowance of $1.2 million for which there was no allowance remaining to recover in the current fiscal year; and an overall reduction in mortgage originations due in part to reduced refinance activity. Gain and loss on sale of investment securities decreased by $1.7 million due to the sale of $140.7 million of investment securities which produced net losses of $1.1 million in the first nine months of fiscal 2015. The sale of investment securities enabled the Company to use these lower-earning assets to reduce borrowings and to provide funds for loan advances. In addition, the closure of four in-store retail branch offices and one traditional branch office during the current fiscal year resulted in a loss on disposal of closed branch fixed assets of $461,000, which reduced noninterest income. These branch closures resulted from the continued efforts to improve operating efficiencies. Of the four in-store retail branch closures, one was relocated to a new traditional branch office in close proximity of the original site in an effort to maintain coverage within the marketplace. Partially offsetting the decreases to noninterest income were commission and insurance income which increased by $189,000 when comparing the current nine month period to the same period of the prior fiscal year. This increase is due primarily to an increase in managed funds fee income. Fees on deposits decreased by $203,000 for the first nine months of fiscal 2015 when compared to the same period of the prior year primarily due to decreases in NSF/Overdraft fees of $127,000 and point-of-sale income reductions of $160,000. NSF/Overdraft fee decreases were attributed to reduced transactions and point-of-sale income decreases were due to a lower earnings structure. Partially offsetting these decreases were net service charges and ATM service fees increases of $45,000 and $46,000, respectively in the year-over-year comparison. Other noninterest income increased by $245,000 due primarily to a gain on the sale of a branch property of $313,000 in a sale-leaseback transaction in the third quarter of fiscal 2015 and partially offset by a charge recorded of $64,000 from the sale of land previously held for future branch expansion in the second quarter of fiscal 2015.
Noninterest expense was $32.0 million for the nine months ended March 31, 2015, as compared to $27.0 million for the same period of the prior fiscal year, an increase of $4.9 million, or 18.2%.  The increase was attributed primarily to the prepayment of long-term FHLB advances of $84.9 million, which resulted in a loss on early extinguishment of debt of $4.1 million in the second fiscal quarter of 2015 and branch closure costs included in noninterest expense of $397,000. Other noteworthy increases in noninterest expense were an increase in compensation and employee benefits of $409,000, which included $63,000 of retention and severance pay for branch closures. Occupancy and equipment expense increased $241,000, which included $336,000 of expense related to branch closures. Check and data processing expense increased $166,000, which included data communication termination charges for the branch closures of $36,000. Marketing and community investment increased $257,000 due to efforts to enhance marketing exposure. Compensation costs increased primarily due to increased healthcare costs of $254,000, which resulted from increased high dollar claim activity when compared to the prior fiscal year. In addition, variable and incentive pay and base salary wages contributed with increases of $123,000 and $330,000, respectively, however base wages included $63,000 of retention and severance pay related to branch closures. Deferred loan costs partially offset these increases with an increased deferral amount of $248,000, which reduced compensation expense. Foreclosed real estate and other properties partially reduced the noninterest expense increases with a $245,000 decrease in the year-over-year comparison. This was due to fewer properties held in foreclosure and sold when compared to the prior fiscal year.
On April 15, 2015 the Company issued a press release announcing that it had entered into a definitive agreement to sell our Pierre, SD branch location as part of our ongoing strategy to increase our focus on customer service and organic growth in our core banking markets of eastern South Dakota, and our newer metropolitan markets in Fargo, ND and the Twin Cities. Under the terms of this agreement we are selling loans, deposits and branch facilities and equipment. We are confident the buyer, First Dakota National Bank, will continue to provide excellent service to our clients and contribute positively to the Pierre community. A closing is expected in July, 2015, subject to regulatory approval.

Reconciliation of GAAP Earnings and Core Earnings
Although core earnings are not a measure of performance calculated in accordance with GAAP, the Company believes that its core earnings are an important indication of performance through ongoing operations. The Company believes that core earnings are useful to management and investors in evaluating its ongoing operating performance, and in comparing its performance with other companies in the banking industry. Core earnings should not be considered in isolation or as a substitute for GAAP earnings. During the periods presented, the Company calculated core earnings by adding back or subtracting, net of tax, net gains or losses recorded on the sale of securities, the charges incurred from the prepayment of borrowings, net gains or losses on the sale of property, and costs incurred for branch closures.

	Three Months Ended			Nine Months Ended
	March 31,	December 31,	March 31,	March 31,
	2015	2014	2014	2015	2014
	(Dollars in Thousands, except share data)
GAAP earnings before income taxes	$842	$(1,601)	$2,831	$1,869	$7,379
Net loss (gain) on sale of securities	1,076	75	(233)	1,117	(591)
Charges incurred from prepayment of borrowings (1)	—	4,065	—	4,065	—
Net (gain) loss on sale of property	(313)	64	—	(249)	—
Costs incurred for branch closures (2)	695	2	—	896	—
Core earnings before income taxes	2,300	2,605	2,598	7,698	6,788
Provision for income taxes for core earnings	677	865	769	2,421	2,032
Core earnings	$1,623	$1,740	$1,829	$5,277	$4,756

GAAP diluted earnings per share	$0.10	$(0.12)	$0.28	$0.24	$0.73
Net loss (gain) on sale of securities, net of tax	0.10	—	(0.02)	0.10	(0.06)
Charges incurred from prepayment of borrowings, net of tax	—	0.36	—	0.36	—
Net (gain) loss on sale of property, net of tax	(0.03)	0.01	—	(0.02)	—
Costs incurred for branch closures, net of tax	0.06	—	—	0.07	—
Core diluted earnings per share	$0.23	$0.25	$0.26	$0.75	$0.67
(1) Charges were incurred for the prepayment of $84.9 million of FHLB term borrowings and are included in noninterest expense as a loss on early extinguishment of debt on the income statement for the period ended December 31, 2014.
(2) Branch closure costs include a loss on the disposition of closed branch fixed assets and other costs associated with the closure. The loss on the disposition of closed branch fixed assets is included as a reduction in noninterest income and other costs associated with the closure are included in the respective categories within noninterest expenses.

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
Financial Condition Data
At March 31, 2015, the Company had total assets of $1.14 billion, a decrease of $136.4 million from the amount at June 30, 2014. Total investment securities decreased $187.2 million, while total loans and leases receivable increased $59.7 million. Total liabilities decreased $137.8 million due to a decrease in deposits of $64.9 million and a decrease in advances from FHLB and other borrowings of $79.4 million. Stockholders' equity increased $1.4 million since June 30, 2014, due to improvements in accumulated other comprehensive loss and offset by a decrease in retained earnings.
The increase in loans and leases receivable, net, which excludes loans in process and deferred fees, was $59.2 million due to the increase in loan balances. Commercial real estate and agricultural loans increased $57.1 million and $19.6 million, respectively, while commercial business loans decreased by $11.4 million.
The investment securities, which includes available for sale and held to maturity securities, decreased by $187.2 million due primarily to the sale of available for sale investment securities, and was also impacted by principal payments, maturities, and purchased investment securities during the first nine months of fiscal 2015. The book value of investment securities sold, called or matured were $144.3 million, and were primarily utilized to reduce borrowings from the FHLB during the third fiscal quarter. Repayments of principal balances of investments securities totaled $48.4 million. These reductions in the balance were partially offset by the purchase of investment securities of $6.6 million. The remaining change in investment securities was the net premium amortization of investment securities and partially offset by increases in market value which decreased the recorded balance by $1.1 million for the first nine months of fiscal 2015. The Company classifies its investment securities as available for sale and held to maturity. Investment securities available for sale decreased by $187.9 million for the nine month ended March 31, 2015, while investment securities held to maturity increased by $727,000.
Loans held for sale decreased $1.7 million, to $4.5 million at March 31, 2015, due to mortgage loan sales to secondary markets which exceeded residential mortgage loan origination activity in held for sale balances since the prior year end. New home financing remains strong in the local marketplace.
See the Consolidated Statement of Cash Flows for a detailed analysis of the change in cash and cash equivalents.
Deposits decreased $64.9 million, to $934.3 million at March 31, 2015, due to a $72.7 million decrease in public fund deposits and a decrease of $6.0 million from in-market, non-public fund customer deposits. These were partially offset by an increase in out-of-market certificates of deposits of $13.9 million. Advances from the FHLB and other borrowings decreased $79.4 million, to $41.2 million at March 31, 2015 as compared to June 30, 2014, due to the sale of investment securities to reduce borrowings and the related interest expense.
Stockholders' equity increased $1.4 million at March 31, 2015 when compared to June 30, 2014. Accumulated other comprehensive loss, net of related deferred tax effect, reflected a decrease of unrealized losses of $2.0 million since June 30,

2014 and improved stockholders' equity. Retained earnings decreased by $718,000 due to the payment of cash dividends of $2.4 million which exceeded net income of $1.7 million.
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

	Three Months Ended March 31,
	2015			2014
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans and leases receivable(1)(3)	$861,736	$9,197	4.33%	$739,044	$8,781	4.82%
Investment securities(2)(3)	233,962	830	1.44	421,329	1,670	1.61
Correspondent bank stock	5,143	33	2.60	6,644	46	2.81
Total interest-earning assets	1,100,841	$10,060	3.71%	1,167,017	$10,497	3.65%
Noninterest-earning assets	78,432			74,254
Total assets	$1,179,273			$1,241,271
Interest-bearing liabilities:
Deposits:
Checking and money market	$391,645	$225	0.23%	$378,006	$234	0.25%
Savings	99,196	49	0.20	166,425	103	0.25
Certificates of deposit	294,573	572	0.79	251,795	623	1.00
Total interest-bearing deposits	785,414	846	0.44	796,226	960	0.49
FHLB advances and other borrowings	90,707	79	0.35	128,575	907	2.86
Subordinated debentures payable to trusts	24,837	286	4.67	24,837	305	4.98
Total interest-bearing liabilities	$900,958	$1,211	0.55%	$949,638	$2,172	0.93%
Noninterest-bearing deposits	141,370			158,368
Other liabilities	34,495			34,549
Total liabilities	1,076,823			1,142,555
Equity	102,450			98,716
Total liabilities and equity	$1,179,273			$1,241,271
Net interest income; interest rate spread(4)		$8,849	3.16%		$8,325	2.72%
Net interest margin(4)(5)			3.26%			2.89%
Net interest margin, TE(6)			3.33%			2.95%
_____________________________________

(1)	Includes loan fees and interest on accruing loans and leases past due 90 days or more.

(2)	Includes federal funds sold and interest earning reserve balances at the Federal Reserve Bank.

(3)	Yields do not reflect the tax-exempt nature of loans, equipment leases and municipal securities.

(4)	Percentages for the three months ended March 31, 2015 and 2014 have been annualized.

(5)	Net interest income divided by average interest-earning assets.

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

	Nine Months Ended March 31,
	2015			2014
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans and leases receivable(1)(3)	$842,062	$28,549	4.52%	$742,320	$25,740	4.62%
Investment securities(2)(3)	309,539	2,984	1.28	419,338	3,925	1.25
Correspondent bank stock	6,766	144	2.84	7,882	174	2.94
Total interest-earning assets	1,158,367	$31,677	3.64%	1,169,540	$29,839	3.40%
Noninterest-earning assets	76,064			73,184
Total assets	$1,234,431			$1,242,724
Interest-bearing liabilities:
Deposits:
Checking and money market	$395,476	$701	0.24%	$362,809	$708	0.26%
Savings	118,616	180	0.20	143,448	255	0.24
Certificates of deposit	280,474	1,780	0.85	264,470	2,033	1.02
Total interest-bearing deposits	794,566	2,661	0.45	770,727	2,996	0.52
FHLB advances and other borrowings	131,175	1,632	1.66	157,187	2,944	2.49
Subordinated debentures payable to trusts	24,837	885	4.75	24,837	1,011	5.42
Total interest-bearing liabilities	$950,578	$5,178	0.73%	$952,751	$6,951	0.97%
Noninterest-bearing deposits	148,988			162,141
Other liabilities	32,262			30,642
Total liabilities	1,131,828			1,145,534
Equity	102,603			97,190
Total liabilities and equity	$1,234,431			$1,242,724
Net interest income; interest rate spread(4)		$26,499	2.91%		$22,888	2.43%
Net interest margin(4)(5)			3.05%			2.61%
Net interest margin, TE(6)			3.11%			2.66%
_____________________________________

(1)	Includes loan fees and interest on accruing loans and leases past due 90 days or more.

(2)	Includes federal funds sold and interest earning reserve balances at the Federal Reserve Bank.

(3)	Yields do not reflect the tax-exempt nature of loans, equipment leases and municipal securities.

(4)	Percentages for the nine months ended March 31, 2015 and 2014 have been annualized.

(5)	Net interest income divided by average interest-earning assets.

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

The reconciliation of the Net Interest Income (GAAP) to Net Interest Margin, TE (non-GAAP) is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
	(Dollars in Thousands)
Net interest income	$8,849	$8,325	$26,499	$22,888
Taxable equivalent adjustment	183	176	561	486
Adjusted net interest income	9,032	8,501	$27,060	$23,374
Average interest-earning assets	1,100,841	1,167,017	1,158,367	1,169,540
Net interest margin, TE	3.33%	2.95%	3.11%	2.66%

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

	Three Months Ended March 31,			Nine Months Ended March 31,
	2015 vs 2014			2015 vs 2014
	Increase (Decrease) Due to Volume	Increase (Decrease) Due to Rate	Total Increase (Decrease)	Increase (Decrease) Due to Volume	Increase (Decrease) Due to Rate	Total Increase (Decrease)
	(Dollars in Thousands)
Interest-earning assets:
Loans and leases receivable(1)	$1,457	$(1,041)	$416	$3,444	$(635)	$2,809
Investment securities(2)	(742)	(98)	(840)	(1,012)	71	(941)
Correspondent bank stock	(10)	(3)	(13)	(25)	(5)	(30)
Total interest-earning assets	$705	$(1,142)	$(437)	$2,407	$(569)	$1,838
Interest-bearing liabilities:
Deposits:
Checking and money market	$9	$(18)	$(9)	$58	$(65)	$(7)
Savings	(42)	(12)	(54)	(42)	(33)	(75)
Certificates of deposit	104	(155)	(51)	118	(371)	(253)
Total interest-bearing deposits	71	(185)	(114)	134	(469)	(335)
FHLB advances and other borrowings	(267)	(561)	(828)	(489)	(823)	(1,312)
Subordinated debentures payable to trusts	—	(19)	(19)	—	(126)	(126)
Total interest-bearing liabilities	$(196)	$(765)	$(961)	$(355)	$(1,418)	$(1,773)

Net interest income increase	$901	$(377)	$524	$2,762	$849	$3,611
_____________________________________

(1)	Includes loan fees and interest on accruing loans and leases past due 90 days or more.

(2)	Includes federal funds sold and interest earning reserve balances at the Federal Reserve Bank.

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
The amount of the credit loss component of a security impairment is estimated as the difference between amortized cost and the present value of the expected cash flows of the security. The present value is determined using the best estimate cash flows discounted at the effective interest rate implicit to the security at the date of purchase or the current yield to accrete an asset-backed or floating rate security. At March 31, 2015, the Company does not have other-than-temporarily impaired securities for which credit losses exist.
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
In accordance with ASC 310, the loan portfolio was disaggregated into segments and then further disaggregated into classes for certain disclosures. A portfolio segment is defined as the level at which an entity develops and documents a systematic method for determining its allowance for credit losses. A class is generally determined based on the initial measurement attribute, risk characteristics of the loan, and an entity's method for monitoring and assessing credit risk. Residential and Consumer loan portfolio segments include classes of one-to- four- family, construction, consumer direct, consumer home equity, and consumer overdraft and reserves. Commercial, Commercial Real Estate and Agriculture loan portfolio segments include the classes of commercial business, equipment finance leases, commercial real estate, multi-family real estate, construction, agricultural business, and agricultural real estate.
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
The Company has included MSRs as a critical accounting policy because the use of estimates for determining fair value using present value concepts may produce results which may significantly differ from other fair value analysis, perhaps even to the point of recording impairment. The risk to net income is when the underlying mortgages are paid off significantly faster than the assumptions used in the previously recorded amortization. Estimating future cash flows on the underlying mortgages is a difficult analysis and requires judgment based on the best information available. The Company looks at alternative assumptions and projections when preparing a reasonable and supportable analysis. Based on the Company's analysis of MSRs, no valuation reserve was recorded for temporary impairment at March 31, 2015, and no allowance was reversed during fiscal 2015.
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
Nonperforming assets (i.e., nonaccrual loans and leases, accruing loans and leases delinquent more than 90 days and foreclosed assets) decreased $4.4 million during the fiscal year to $13.1 million at March 31, 2015. The ratio of nonperforming assets to total assets, which is one indicator of credit risk exposure, decreased to 1.15% at March 31, 2015, from 1.37% at June 30, 2014.
Nonaccruing loans and leases decreased to $13.0 million at March 31, 2015 compared to $17.3 million at June 30, 2014. Included in nonaccruing loans and leases at March 31, 2015 were two consumer residential relationships totaling $225,000, seven commercial business relationships totaling $2.4 million, four commercial real estate relationships totaling $531,000, seven agricultural real estate relationships totaling $3.4 million, nine agricultural business relationships totaling $6.2 million, and 12 consumer relationships totaling $332,000.
There were no accruing loans and leases delinquent more than 90 days at March 31, 2015 and at June 30, 2014.
The Company's nonperforming loans and leases, which represent nonaccrual loans and leases plus those past due over 90 days and still accruing were $13.0 million, a decrease of $4.3 million from the levels at June 30, 2014. Dairy related loans included in the nonperforming loans at March 31, 2015 were less than one-half of the total nonperforming loans, which is a decrease from June 30, 2014 when dairy related loans comprised about two-thirds of the nonperforming loans. The risk rating system in place is designed to identify and manage the nonperforming loans and leases. Commercial and agricultural loans and equipment finance leases will have specific reserve allocations based on collateral values or based on the present value of expected cash flows if the loans or leases are deemed impaired. Loans and leases that are not performing do not necessarily result in a loss.
As of March 31, 2015, the Company had $27,000 of foreclosed assets which was consumer home equity collateral.

At March 31, 2015, the Company had designated $30.2 million of its assets as classified, which management has determined need to be closely monitored because of possible credit problems of the borrowers or the cash flows of the secured properties. This amount includes $1.3 million of unused lines of credit for those borrowers that have classified assets. At March 31, 2015, the Company had $18.8 million in commercial real estate and commercial business loans purchased, of which none of the amounts were currently classified. These loans and leases were considered in determining the adequacy of the allowance for loan and lease losses. The allowance for loan and lease losses is established based on management's evaluation of the risks probable in the loan and lease portfolio and changes in the nature and volume of loan and lease activity. Such evaluation, which includes a review of all loans and leases for which full collectability may not be reasonably assured, considers the estimated fair market value of the underlying collateral, present value of expected principal and interest payments, economic conditions, historical loss experience and other factors that warrant recognition in providing for an adequate loan and lease loss allowance.
Although the Company's management believes that the March 31, 2015, recorded allowance for loan and lease losses was adequate to provide for probable losses on the related loans and leases, there can be no assurance that the allowance existing at March 31, 2015 will be adequate in the future.
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
The following table sets forth the amounts and categories of the Company's nonperforming assets from continuing operations for the periods indicated.

	March 31, 2015	June 30, 2014
	(Dollars in Thousands)
Nonaccruing loans and leases:
One- to four-family	$225	$125
Commercial business	2,443	3,462
Commercial real estate	531	972
Multi-family real estate	—	27
Agricultural real estate	3,356	7,933
Agricultural business	6,156	3,797
Consumer direct	44	49
Consumer home equity	288	941
Total nonaccruing loans and leases	13,043	17,306
Accruing loans and leases delinquent more than 90 days:
Total accruing loans and leases delinquent more than 90 days	—	—
Foreclosed assets:
One- to four-family	—	178
Consumer direct	—	2
Consumer home equity	27	—
Total foreclosed assets(1)	27	180
Total nonperforming assets(2)	$13,070	$17,486
Ratio of nonperforming assets to total assets(3)	1.15%	1.37%
Ratio of nonperforming loans and leases to total loans and leases(4)	1.50%	2.13%
Accruing troubled debt restructures	$2,788	$1,727
_____________________________________

(1)	Total foreclosed assets do not include land or other real estate owned held for sale.

(2)	Nonperforming assets include nonaccruing loans and leases, accruing loans and leases delinquent more than 90 days and foreclosed assets.

(3)	Percentage is calculated based upon total consolidated assets of the Company.

(4)	Nonperforming loans and leases include nonaccruing loans and leases and accruing loans and leases delinquent more than 90 days.

The following table sets forth information with respect to activity in the Company's allowance for loan and lease losses from continuing operations during the periods indicated.

	Nine Months Ended March 31,
	2015	2014
	(Dollars in Thousands)
Balance at beginning of period	$10,502	$10,743
Charge-offs:
One- to four-family	—	(7)
Commercial business	(32)	(103)
Equipment finance leases	—	(22)
Commercial real estate	—	(41)
Agricultural business	(462)	(491)
Consumer direct	(25)	(16)
Consumer home equity	(159)	(263)
Consumer OD & reserve	(164)	(151)
Total charge-offs	(842)	(1,094)
Recoveries:
One- to four-family	—	1
Commercial business	45	284
Equipment finance leases	6	29
Commercial real estate	4	—
Agricultural real estate	2	5
Agricultural business	—	8
Consumer direct	12	10
Consumer home equity	25	7
Consumer OD & reserve	56	67
Consumer indirect	1	7
Total recoveries	151	418
Net (charge-offs)	(691)	(676)
Additions charged to operations	1,201	279
Allowance related to assets acquired (sold), net	—	—
Balance at end of period	$11,012	$10,346
Ratio of net charge-offs during the period to average loans and leases outstanding during the period (2)	0.11%	0.12%
Ratio of allowance for loan and lease losses to total loans and leases at end of period	1.26%	1.37%
Ratio of allowance for loan and lease losses to nonperforming loans and leases at end of period(1)	84.4%	55.8%
_____________________________________

(1)	Nonperforming loans and leases include nonaccruing loans and leases and accruing loans and leases delinquent more than 90 days.

(2)	Percentages for the nine months ended March 31, 2015 and 2014 have been annualized.

The distribution of the Company’s allowance for loan and lease losses and impaired loss summary as required by ASC Topic 310, “Accounting by Creditors for Impairment of a Loan” are summarized in the following tables.  The combination of ASC Topic 450, “Accounting for Contingencies” and ASC Topic 310 calculations comprise the Company’s allowance for loan and lease losses.

	General Allowance for Loan and Lease Losses	Specific Impaired Loan Valuation Allowance	General Allowance for Loan and Lease Losses	Specific Impaired Loan Valuation Allowance
Loan Type	March 31, 2015		June 30, 2014
	(Dollars in Thousands)
Residential	$271	$34	$242	$41
Commercial business	763	16	894	38
Commercial real estate	4,518	4	3,815	4
Agricultural	3,922	188	3,827	15
Consumer	1,017	279	1,241	385
Total	$10,491	$521	$10,019	$483

	Number of Loan Customers	Loan Balance	Impaired Loan Valuation Allowance	Number of Loan Customers	Loan Balance	Impaired Loan Valuation Allowance
Loan Type	March 31, 2015			June 30, 2014
	(Dollars in Thousands)
Residential	2	$150	$34	2	$164	$41
Commercial business	9	2,976	16	10	4,233	38
Commercial real estate	7	6,855	4	8	7,304	4
Agricultural	23	13,449	188	9	14,742	15
Consumer	47	1,317	279	36	1,826	385
Total	88	$24,747	$521	65	$28,269	$483

The allowance for loan and lease losses was $11.0 million at March 31, 2015, as compared to $10.5 million at June 30, 2014. The general valuation allowance increased by $472,000 due primarily to an increase in loan balances of $59.7 million since June 30, 2014. In addition, changes in historical loss data and portfolio performance attributes impacted the amount of allowance recorded, but for the nine months ended March 31, 2015 it had minimally impact on the change since the prior fiscal year end. The specific valuation allowance increased slightly by $38,000 to $521,000. The consumer segment represented 53.6% of the specific reserve in the portfolio. The ratio of the allowance for loan and lease losses to total loans and leases was 1.26% at March 31, 2015, compared to 1.29% at June 30, 2014. The Company's management has considered nonperforming assets and other assets of concern in establishing the allowance for loan and lease losses. The Company continues to monitor its allowance for possible loan and lease losses and make future additions or reductions in light of the level of loans and leases in its portfolio and as economic conditions dictate. The current level of the allowance for loan and lease losses is a result of management's assessment of the risks within the portfolio based on the information revealed in credit reporting processes. The Company utilizes a risk-rating system on commercial business, agricultural, construction, multi-family and commercial real estate loans, including purchased loans. The Company periodically utilizes an external loan review to assist in the assessment of the appropriateness of risk ratings and of risks within the portfolio. A periodic credit review is performed on all types of loans and leases to establish the necessary reserve based on the estimated risk within the portfolio. This assessment of risk takes into account the composition of the loan and lease portfolio, historical loss experience for each loan and lease category, previous loan and lease experience, concentrations of credit, current economic conditions and other factors that in management's judgment deserve recognition.
Real estate properties acquired through foreclosure are initially recorded at fair value (less a deduction for disposition costs). Valuations are periodically updated by management and a specific provision for losses on such properties is established by a charge to operations if the carrying values of the properties exceed their estimated net realizable values.
At March 31, 2015, the Company also had an allowance for credit losses on off-balance sheet credit exposures of $98,000. This amount is maintained as a separate liability account to cover estimated potential credit losses associated with off-balance sheet credit instruments such as off-balance sheet loan commitments, standby letters of credit, and guarantees and is recorded in other liabilities in the Consolidated Statements of Financial Condition.
Losses on mortgage loans previously sold are recorded when the Bank indemnifies or repurchases mortgage loans previously sold. The representations and warranties in our loan sale agreements provide that we repurchase or indemnify the investors for losses or costs on loans we sell under certain limited conditions. At March 31, 2015, the Company recorded a $40,000 recourse liability for mortgage loans sold, which is an increase of $5,000 since June 30, 2014.
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
Comparison of the Three Months Ended March 31, 2015 and March 31, 2014
General.    The Company's net income was $719,000 or $0.10 for basic and diluted earnings per common share for the quarter ended March 31, 2015, a $1.3 million decrease compared to $2.0 million or $0.28 for basic and diluted earnings per common share for the quarter ended March 31, 2014. The third quarter of fiscal 2015 resulted in a return on average equity (i.e., net income divided by average equity) of 2.85%, compared to 8.11% for the same quarter of the prior year, while the return on average assets (i.e., net income divided by average assets) was 0.25% compared to 0.64%, respectively. As discussed in more detail below, the decreases were due primarily to the net loss on the sale of securities of $1.1 million during the quarter and is a reduction of $1.3 million when compared to the net gain recorded in the same quarter of the prior year. In addition, branch closure costs from the disposition of closed branch fixed assets of $298,000 in noninterest income and $397,000 of expenses recorded in noninterest expense during the quarter reduced earnings. Other factors affecting the quarterly results were an increase in net interest income of $524,000 which improved when compared to the same quarter of a year ago due to the lower costs of funding. This was partially offset by higher compensation costs exclusive of closed branch retention and severance pay of $314,000 recorded in noninterest expense. These net reductions in pre-tax income resulted in savings of $735,000 in the provision for income taxes for the current quarter when compared to the same quarter one year earlier.
Interest, Dividend and Loan Fee Income.    Interest, dividend and loan fee income was $10.1 million for the quarter ended March 31, 2015, as compared to $10.5 million for the same quarter of the prior year, a decrease of $437,000 or 4.2%. Interest earned on loans and leases receivable totaled $9.2 million for the quarter which is an increase of $416,000 when compared to the same quarter of the prior fiscal year. The average balance of loans and leases receivable was $861.7 million for the quarter ended March 31, 2015, or an increase of 16.6%, while the average yield decreased by 49 basis points to 4.33% in the quarter-over-quarter comparison. Interest earned on investment securities and interest-earning deposits decreased by $853,000, to $863,000 for the current quarter compared to $1.7 million for quarter ended March 31, 2014. The average yield on investment securities and interest-earning deposits decreased by 17 basis points to 1.46%, while the average balance decreased by $188.9 million to $239.1 million for the quarter ended March 31, 2015. Overall, the average balance of total interest-earning assets decreased by 5.7%, but the changing average balance mix from investments to loans and leases receivable resulted in an increase in interest and dividend revenue of $705,000. The average yield on interest-earning assets increased by 6 basis points because of the increase in the higher yielding loan and lease receivables as a percentage of earning assets, but due to the declining average rates earned on the loans and leases a decrease to interest and dividend revenue of $1.1 million was recorded due to yield differences when compared to the same quarter one year earlier.
As mentioned above, the average yield on interest-earning assets increased, when compared to the same quarter a year earlier, primarily due to the higher percentage of loans and leases receivable in the interest-earning asset portfolio. Loans and leases receivable comprised 78% of the interest-earning assets for the quarter ended March 31, 2015 compared to 63% for the quarter one year earlier. Since the average rate earned on loans and leases receivable are higher than the other interest-earning assets, the overall yield on interest-earning assets increased. This balance sheet repositioning occurred in the second and third quarters of fiscal 2015 when the Company liquidated available for sale investment securities to reduce FHLB borrowings and improve overall net interest margin.
Interest Expense.    Interest expense was $1.2 million for the quarter ended March 31, 2015, as compared to $2.2 million for the same quarter of the prior year, a decrease of $961,000 or 44.2%. Interest expense related to the FHLB advances and other borrowings decreased by $828,000 due primarily to a decrease in the rate paid, which was impacted by the prepayment of term FHLB advances in the second fiscal quarter of fiscal 2015. The average rate decrease of 251 basis points when comparing the current quarter to the same quarter a year ago resulted in interest savings of $561,000, while the average balance decrease resulted in additional interest savings of $267,000. FHLB borrowing balances were reduced during the second and third fiscal quarters as available-for-sale investment securities were sold. Interest expense related to interest-bearing deposits decreased by $114,000. Interest paid on deposits was impacted by a $185,000 decrease resulting from declining rates primarily on certificates of deposits and partially offset by a $71,000 increase due to average balance changes. The average rate on interest-bearing deposits was 0.44% for the quarter ended March 31, 2015, as compared to 0.49% for the prior year's third quarter, or a decrease of 5 basis points. The increase in interest expense due to average balance changes was attributed to the flow of balances from savings accounts to certificates of deposits and to a lesser degree the money market accounts. Overall deposit balances decreased by 1.4% when compared to the same quarter of the prior year. Interest expense on subordinated debentures decreased by $19,000 for the three months ended March 31, 2015, when compared to the prior fiscal year, due to the expiration in the second quarter of fiscal 2015 of one interest rate contract totaling $2.0 million in notional value which paid a weighted average rate of 6.58% while it was effective. The interest rate contract was not replaced.
Net Interest Income.    Net interest income for the third quarter of fiscal 2015 was $8.8 million, an increase of $524,000 or 6.3%, compared to fiscal 2014, due to a decrease in interest expense of $961,000 or 44.2%. This interest expense decrease was partially offset by a decrease in interest income of $437,000 or 4.2%. The net interest margin was 3.26%, compared to 2.89% for the same quarter of the prior fiscal year, an increase of 37 basis points. The Company's net interest margin on a fully taxable equivalent basis was 3.33% for the quarter ended March 31, 2015, as compared to 2.95% for the same quarter a year ago. This increase in NIM, TE was strategically implemented in the second fiscal quarter when the Company prepaid $84.9 million of FHLB term advances and recognized a loss of $4.1 million to reposition the balance sheet and improve net interest margins moving forward. The Company also sold available-for-sale investment securities that had lower yielding rates to reduce the borrowings from the FHLB in the second and third fiscal quarters. The yield on interest-earning assets increased 6 basis points to 3.71% for the third quarter of fiscal 2015, while the average rate paid on interest-bearing liabilities decreased 38 basis points to 0.55% during the quarter. Average balances decreased when compared to the same quarter from the prior fiscal year for interest-earning assets and interest-bearing liabilities by 5.7% and 5.1%, respectively, but was expected as part of the balance sheet repositioning mentioned earlier. The Company continues to have a diversified loan portfolio comprised of a mix of consumer and business type lending. This mix helps the Company manage the net interest margin and interest rate risk by retaining loan and lease production on the balance sheet or by looking at alternatives through secondary markets.
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
Provision for losses on loans and leases increased to $282,000 for the quarter ended March 31, 2015, as compared to $260,000 in the prior year's quarter. During the third quarter, net charge-offs were $203,000, while loans and leases increased by $16.5 million and the valuation allowance on impaired loans increased by $61,000 from December 31, 2014. These factors, among others, contributed to the estimation of the allowance for loan and lease losses and the provision for loan and lease losses for the quarter. In addition, nonperforming assets increased by $135,000, while classified assets decreased by $1.3 million during the quarter. In comparing the third quarter of fiscal 2015 to fiscal 2014, net charge-offs decreased to $203,000 from $519,000 and loan and lease balances increased by 15.5% to $871.6 million. The valuation allowance on impaired loans was $521,000 at March 31, 2015, compared to $718,000 a year ago and classified assets decreased by $1.9 million to $30.2 million in comparison. In addition, nonperforming assets decreased by $5.7 million to $13.1 million at March 31, 2015, when compared to March 31, 2014. Dairy-related credits within the agricultural sector remain the largest segment within nonperforming assets at March 31, 2015, but have decreased to 43% of nonperforming assets.
The allowance for losses on loans and leases at March 31, 2015, was $11.0 million. The allowance increased from the March 31, 2014, balance of $10.3 million due to an increase in the general allowance from the increase in loan balances and adjusted for changes in environmental factors and loan loss history and partially offset by a decrease in the specific valuation allowance recorded on impaired loans. The ratio of allowance for loan and lease losses to nonperforming loans and leases at March 31, 2015, was 84.4% compared to 55.8% at March 31, 2014. The allowance for loan and lease losses to total loans and leases ratio at March 31, 2015, was 1.26% compared to 1.37% at March 31, 2014. Management believes that the March 31, 2015, recorded allowance for loan and lease losses is adequate to provide for probable losses on the related loans and leases, based on its evaluation of the collectability of loans and leases and prior loss experience.
Noninterest Income.    Noninterest income was $2.1 million for the quarter ended March 31, 2015, a decrease of $1.6 million or 44.2% as compared to the quarter ended March 31, 2014. For the third quarter of fiscal 2015, decreases from the prior fiscal year's third quarter included loan servicing income and net gain or loss on sale of securities of $384,000 and $1.3 million, respectively. In addition, as plans were disclosed in the second fiscal quarter of 2015, the Company closed three retail branches and relocated another and in doing so incurred a loss on disposition of closed-branch fixed assets of $298,000 during the third fiscal quarter of 2015 which reduced the total noninterest income. Discussed in further detail below, the Company also incurred branch closure costs that impacted noninterest expense. In a non-related event, the Company also sold a traditional branch property as part of a sale-leaseback transaction. This transaction resulted in a gain on sale of property of $313,000, which was recorded as other noninterest income. This transaction also resulted in $224,000 of deferred gain, which will be recognized over the term of the new lease. Overall, these net decreases were partially offset by an increase in gain on sale of loans and an increase in commission and insurance income of $113,000 and $34,000, respectively, when comparing the third quarter of fiscal 2015 to the same quarter of fiscal 2014.
Loan servicing income decreased by $384,000 to $319,000 for the third quarter of fiscal 2015. In the third quarter of the prior fiscal year, a recovery of valuation allowance was recognized for $374,000, while no valuation provision or benefit was recorded in the third quarter of fiscal 2015. Amortization expense, which is a component of net loan servicing income, was $392,000 for the third quarter of fiscal 2015 and represented a decrease in expense of $24,000 when compared to the third quarter of fiscal 2014 due to an assessment of declining prepayment speeds and lower asset base. In the quarter-over-quarter comparison, servicing income decreased by $34,000 due to a decreasing asset base and an overall lesser net servicing fee percentage which is based on investor mix and modified for delinquencies.
Net gain on the sale of loans totaled $457,000, an increase of $113,000 for the three months ended March 31, 2015, as compared to the prior fiscal year's quarter. This increase was due to increased new home purchase originations when compared to the same quarter a year ago. Origination activity for residential lending continues to remain sound due to the local economic climate and favorable interest rates relative to historical levels.
Net gain or loss on sale of securities from gross proceeds of $118.7 million netted a $1.1 million loss, a decrease of $1.3 million for the third quarter of fiscal 2015, as compared to the third quarter of fiscal 2014. For the quarter ended March 31, 2014, gross proceeds received totaled $26.9 million and resulted in a net gain of $233,000.
Fees on deposits decreased by $97,000 for the third quarter of fiscal 2015 when compared to the same period of the prior year primarily due to decreases in NSF/Overdraft fees of $21,000 and point-of-sale incentive income reductions of $74,000. NSF/Overdraft fee decreases were attributed to reduced transactions and point-of-sale incentive income decreases were due to scheduled changes in the potential incentive earnings structure.
Commission and insurance income was $438,000 for the quarter ended March 31, 2015, an increase of $34,000 when compared to the third quarter of fiscal 2014. This increase is due primarily to an increased book of business within the investment services line of business and from an increased asset base from which commissions are earned, when compared to the same period of the prior fiscal year. In conjunction with the increased revenue, variable pay for the current quarter, which is included in compensation expense, increased by $33,000 in the quarter-over-quarter comparison.
Noninterest Expense.    Noninterest expense was $9.8 million for the quarter ended March 31, 2015, as compared to $8.9 million for the quarter ended March 31, 2014, an increase of $862,000, or 9.7%. Compensation and employee benefits, occupancy and equipment, marketing and community investment and other noninterest expenses increased by $377,000 $272,000, $129,000, and $133,000, respectively. As discussed previously, the Company incurred charges for branch closures of $695,000, of which $298,000 was reported as a loss on disposition of closed-branch fixed assets and is reported in other noninterest income. The remaining $397,000 of expense related to the branch closures was reported in compensation and employee benefits, occupancy and equipment, and check and data processing of $63,000, $314,000, and $20,000, respectively.
Compensation and employee benefits were $5.7 million for the three months ended March 31, 2015, an increase of $377,000, or 7.1% when compared to the quarter ended March 31, 2014. Increases in base salaries, variable and incentive pay, and health insurance benefit expense were the primary components to the increase in compensation expense as compared to the the third quarter of fiscal 2014 as they increased by $310,000, $74,000 and $36,000, respectively. Deferred loan costs, which reduce compensation expense, helped to offset the increases with a $52,000 decrease in expense. Total base salaries and wages were impacted by the branch closures, and the Company incurred related retention and severance pay costs of $63,000 during the current quarter. In addition, the average FTEs increased by 1.0%, or about 3 FTE, to an average of 294 FTEs for the three months ended March 31, 2015 when compared to the same quarter of the prior fiscal year. There has also been an emphasis on filling open positions with higher earning producers in an effort to bolster revenue. Lastly, salary expenses increased since the third quarter of the previous fiscal year due to annual salary raises. Variable pay increased due to increased commission expense paid on commission and insurance income of $33,000 and increased mortgage commissions of $54,000. The commission expense increase was directly derived from commission and insurance income increases in noninterest income. Mortgage commissions increased due to increased mortgages closed during the third quarter of fiscal 2015 when compared to the third quarter of fiscal 2014. The prior fiscal year results reflected a very productive first quarter and continued declines in the second and third quarters whereas the first nine months of fiscal 2015 has exhibited relatively steady production levels. Compensation expense deferment under ASC 310-20 increased when compared to the prior year due to a combination of higher deferred loan costs and increased loan originations and renewals on commercial and residential loans, which produced compensation expense savings.
Occupancy and equipment increased $272,000 to $1.3 million for the three months ended March 31, 2015, due primarily to the $314,000 costs associated with the branch closures when compared to the same quarter of the prior fiscal year. Excluding these one-time costs, occupancy costs decreased by $42,000, or 4.0% when comparing the third fiscal quarters of 2015 to 2014.
Marketing and community investment increased $129,000 to $444,000 for the quarter ended March 31, 2015 as compared to the same period of the prior fiscal year as part of a larger strategic focus on marketing and advertising.
Income tax expense.    The Company's income tax expense for the quarter ended March 31, 2015, decreased to $123,000 compared to $858,000 for the same period of the prior fiscal year. The effective tax rates were 14.6% and 30.3% for the quarter ended March 31, 2015 and 2014, respectively. The provision for the current quarter is lower than anticipated due to the large portion of taxable income that is offset by the amount of permanent tax deductions. Permanent tax net deductions as a percentage of pretax income were 52.3% and 15.8%, respectively, for the third quarters of fiscal 2015 and 2014, which was impacted almost entirely by the change in pretax income.

Comparison of the Nine Months Ended March 31, 2015 and March 31, 2014
General.    The Company's net income was $1.7 million or $0.24 for basic and diluted earnings per common share for the nine months ended March 31, 2015, a $3.5 million decrease in net income compared to $5.1 million or $0.73 for basic and diluted earnings per common share for the same period of the prior year. For the first nine months of fiscal 2015, the return on average equity (i.e., net income divided by average equity) was 2.16%, compared to 7.02% in the same period of the prior year, while the return on average assets (i.e., net income divided by average assets) was 0.18% and 0.55%, respectively. As discussed in more detail below, during the second and third quarters of fiscal 2015, the Company implemented a balance sheet repositioning initiative to improve net interest margins. In the second fiscal quarter of fiscal 2015, the prepayment of FHLB term advances resulted in a charge of $4.1 million to noninterest expense, or a $2.5 million impact net of tax. Starting in December 2014 and through the current quarter, the sales of lower yielding available-for-sale investment securities resulted in losses of $1.2 million, or $747,000 net of applicable taxes, with proceeds utilized to fund the repayment of shorter-term borrowings from the FHLB. This strategy enabled the Company to reduce the higher-rate term borrowings from the FHLB and reduce lower-rate earning asset balances to improve the net interest margin. During fiscal 2015, other significant changes when comparing to the first nine months of fiscal 2015 to the same period a year earlier included: interest, dividend and loan fee income increased by $1.8 million, interest expense decreased by $1.8 million, the provision for loans and leases increased by $922,000, net loan servicing income decreased by $1.1 million, and charges related to branch closures in fiscal 2015 totaled $896,000.
Interest, Dividend and Loan Fee Income.    Interest, dividend and loan fee income was $31.7 million for the nine months ended March 31, 2015, as compared to $29.8 million for the same period of the prior year, an increase of $1.8 million or 6.2%, due to increased average loan balances and complemented by a net recovery of nonaccrued interest. Interest earned on loans and leases receivable totaled $28.5 million for the first nine months of fiscal 2015 which is a net increase of $2.8 million, when compared to the same period of the prior fiscal year, due primarily to an increase in the average loan balances. The average balance of loans and leases receivable increased by $99.7 million, or 13.4% for the first nine months of fiscal 2015 as compared to the same period in fiscal 2014. This change was partially offset by a decrease in the average yield on interest earned from loans and leases receivable, which decreased by 10 basis points to 4.52% in the year-over-year comparison. The current fiscal year's yield was aided by the net recovery of $569,000 of nonaccrued interest during the year, which improved the yield by approximately 6 basis points. Interest earned on investment securities and interest-earning deposits decreased by $971,000 in the year-over-year comparison to $3.1 million for the nine month period ended March 31, 2015, due primarily to the reduction in mortgage-backed securities balances from the sale of investment securities in the recent months which resulted in reduced average balances of investment securities. The average balance of investment securities and interest-earning deposits decreased by $110.9 million, or 26.0%, to $316.3 million for the nine month period ended March 31, 2015, while the average yield increased by 4 basis points to 1.32%. Overall, the average balance of total interest-earning assets decreased by 1.0% but resulted in an increase to revenue of $2.4 million in comparison due to the large increase in loans and leases receivable within the earning asset mix. This increase to revenue was partially offset by the loss of revenue of $635,000 due to the reduction in yield on loans and leases receivable. Even though the yield earned on loans and leases receivable decreased by 10 basis points, the average yield on interest-earning assets increased by 24 basis points due to the higher composition of loans and leases receivable within total earning assets.
Interest Expense.    Interest expense was $5.2 million for the nine months ended March 31, 2015, as compared to $7.0 million for the same period of the prior year, a decrease of $1.8 million or 25.5%. Interest expense related to interest-bearing deposits decreased by $335,000. A $469,000 decrease was the result of reduced rates paid and partially offset by a $134,000 increase due to average balance changes. The average rate on interest-bearing deposits was 0.45% for the nine months ended March 31, 2015, as compared to 0.52% for the same period of the prior year. The average balance of interest-bearing deposits increased by 3.1%, but a change in the mix of average balances from lower-cost savings accounts to the higher-cost certificates of deposits increased the amount of interest expense by $134,000. Noninterest-bearing deposits decreased by $13.2 million to an average balance of $149.0 million for the nine months ended March 31, 2015, as compared to the prior year. Interest expense related to FHLB advances and other borrowings decreased by $1.3 million due to the reduction of term borrowings from the FHLB which were prepaid in the second fiscal quarter of fiscal 2015 for a recognized loss on early extinguishment of debt of $4.1 million and funded through the sale of investment securities in the second and third fiscal quarters. The average balance decrease resulted in reduced interest expense of $489,000, while the average rate decrease of 83 basis points resulted in a reduction in interest expense of $823,000. Interest expense on subordinated debentures decreased by $126,000 for the nine months ended March 31, 2015, when compared to the prior fiscal year, due in part to the maturity of one interest rate contract totaling $2.0 million in notional value which paid a weighted average rate of 6.58% while it was effective, and was not replaced.
Net Interest Income.    Net interest income for fiscal 2015 was $26.5 million, an increase of $3.6 million, or 15.8%, compared to fiscal 2014, due to an increase in interest income of $1.8 million or 6.2%, and a decrease in interest expense of $1.8 million or 25.5%.  The net interest margin for the first nine months of fiscal 2015 was 3.05% as compared to 2.61% for the prior fiscal year, an increase of 44 basis points. The Company's net interest margin on a fully taxable equivalent basis was 3.11% for the fiscal year ended March 31, 2015, as compared to 2.66% for the prior fiscal year. The yield on interest-earning assets increased 24 basis points to 3.64% for fiscal 2015, while the average rate paid on interest-bearing liabilities decreased 24 basis points to 0.73% in fiscal 2015. In fiscal 2015, the average balances decreased from a year ago for interest-earning assets and interest-bearing liabilities by 1.0% and 0.2%, respectively. The average yield on interest-earning assets increased primarily due to the higher yielding mix of assets related to the increased loan balances and complemented by the recovery of nonaccrued interest. The Company continues to have a diversified loan portfolio comprised of a mix of consumer and business type lending. This mix helps the Company manage the net interest margin and interest rate risk by retaining loan and lease production on the balance sheet or by looking at alternatives through secondary markets.
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
Provision for losses on loans and leases increased $922,000, to $1.2 million for the nine months ended March 31, 2015, as compared to $279,000 for the same period in the prior year. The increase in the provision as compared to the same period of the prior fiscal year, is primarily due to the prior fiscal year's nine month provision benefit received by the reduction of the specific valuation on impaired loans since the beginning of the prior fiscal year, which offset the general valuation allowance increases due to the loan growth and some of the provision that would have been recorded due to net charge offs. For the nine months ended March 31, 2015, loans increased by $59.7 million from June 30, 2014, compared to loan growth of $59.0 million for the same period of the prior fiscal year. Net charge-offs for the current year-to-date period totaled $691,000, compared to the $676,000 of net charge-offs from the prior year period. The specific valuation allowance on impaired loans in accordance with ASC 310 increased by $38,000 since June 30, 2014, while the allowance in accordance with ASC 450 increased $472,000, which is primarily due to the increase in loan and lease balances. In the prior year, the specific valuation allowance decreased $1.7 million from the prior fiscal year end and the general valuation allowance increased $1.3 million, which as mentioned above impacted the prior year's provision through the nine month period. Total nonperforming loans decreased by $4.3 million during the nine month period ended March 31, 2015, as compared to a $4.1 million decrease for the same period of the prior fiscal year. Dairy-related credits within the agricultural sector remained the largest segment within the nonperforming loans for March 31, 2015, but have decreased to 43% of total nonperforming loans.
The allowance for losses on loans and leases at March 31, 2015 was $11.0 million, which is higher than the amount reported at March 31, 2014 of $10.3 million. The ratio of allowance for loan and lease losses to total loans and leases was 1.26% at March 31, 2015, compared to 1.37% at March 31, 2014. The specific valuation allowance of $521,000, which is comprised primarily of consumer loans, decreased by $197,000 from March 31, 2014. At March 31, 2015 the general valuation allowance of $10.5 million is an increase of $863,000 since March 31, 2014, and was evaluated primarily based upon a review of historical loss and environmental factors and applied to loan and lease balances outstanding, which increased significantly since the year ago period. The balance of total loans and leases at March 31, 2015 was $871.6 million, and was an increase of $116.8 million from March 31, 2014. The ratio of allowance for loan and lease losses to nonperforming loans and leases at March 31, 2015, was 84.4% compared to 55.8% at March 31, 2014. The Bank's management believes that the March 31, 2015, recorded allowance for loan and lease losses is adequate to provide for probable losses on the related loans and leases, based on its evaluation of the collectability of loans and leases and prior loss experience.
Noninterest Income.    Noninterest income was $8.5 million for the nine months ended March 31, 2015, as compared to $11.8 million for the same period of the prior fiscal year, which represents a decrease of $3.3 million or 27.8%. This was due to decreases in net loan servicing income, net gain on sale of loans, and net gain or loss on sale of investment securities of $1.1 million, $283,000, and $1.7 million, respectively. In addition, the disposal of closed-branch fixed assets resulted in a loss of $461,000 and fees on deposits decreased by $203,000 compared to the same period of the prior fiscal year. These decreases were partially offset by increases in commission and insurance income and trust income of $189,000 and $40,000, respectively. In the third quarter of fiscal 2015, the Company sold a traditional branch property as part of a sale-leaseback transaction. This transaction resulted in a gain on sale of property of $313,000, which was recorded as other noninterest income. This transaction also recorded $224,000 of deferred gain, which will be recognized over the term of the new lease as other noninterest income.
Loan servicing income decreased by $1.1 million to $1.0 million for the first nine months of fiscal 2015 primarily due to the net decrease of the valuation allowance benefit of $1.2 million recorded in the comparable period of the prior fiscal year. No valuation allowance or benefit was recorded in fiscal 2015. In addition, amortization expense decreased by $251,000 while servicing fees received decreased by $100,000. The reduction in prepayment speeds within the portfolio contributed to the amount of amortization expense decrease when comparing the year over year information. Servicing income decreased primarily due to a decreasing asset base.
Net gain on the sale of loans totaled $1.5 million, a decrease of $283,000 for the nine months ended March 31, 2015, as compared to the same period of the prior fiscal year. The decrease reflects reduced customer refinancing volume on residential lending in the current fiscal year. Origination activity for residential lending continues to remain sound due to the local economic climate and favorable interest rates relative to historical levels.
Net loss on the sale of securities totaled $1.1 million, for the nine months ended March 31, 2015 and is a decrease of $1.7 million from the net gain reported for the same period of the prior fiscal year. The Company received proceeds of $140.7 million for net losses of $1.1 million for the first nine months of fiscal 2015 as compared to proceeds received of $61.7 million for net gains of $591,000 for the first nine months of fiscal 2014. In December 2014, the Company prepaid $84.9 million of term advances from the FHLB. To fund this prepayment of debt, lower rate earning investment securities were sold in December 2014 and throughout the third fiscal quarter of 2015 which netted proceeds of $129.8 million. The resulting impact of these transactions were to reduce higher-cost term debt and lower-earning investment security assets, which improved net interest margin.
A retail branch office was closed in the first fiscal quarter of 2015 and three in-store retail branch offices were closed in the third fiscal quarter of 2015. Additionally, a fourth in-store retail branch office was relocated to a new retail branch office within close proximity to the original in-store location to maintain appropriate customer coverage during the third fiscal quarter. During the first nine months of fiscal 2015, these closings resulted in a loss on disposal of closed-branch fixed assets of $461,000, which reduced other income. The closures were made in the continued efforts to increase efficiencies through reduced operating expenses. Other branch closure costs totaling $435,000 were incurred and are included in various categories in noninterest expense and indicated below.
Commission and insurance income totaled $1.2 million for the first nine months of fiscal 2015, which is an increase of $189,000, when compared to the same period of the prior fiscal year. This increase is due primarily to growth in the asset base from which commissions are earned within the investment services line of business. In conjunction with the increased revenue, variable pay, which is included in compensation expense, increased by $114,000 when compared to the same nine months of the prior fiscal year.
Noninterest Expense.    Noninterest expense was $32.0 million for the nine months ended March 31, 2015, compared to $27.0 million for the nine months ended March 31, 2014, an increase of $4.9 million, or 18.2%. During the second quarter of fiscal 2015, a total of $84.9 million in long-term FHLB advances were prepaid, which resulted in a loss on early extinguishment of debt of $4.1 million. Other factors that contributed to the increase in expense were compensation and employee benefits increases of $409,000, occupancy and equipment increases of $241,000, check and data processing increases of $166,000, and marketing and community investment increases of $257,000. Partially offsetting these increases were a decrease in professional fees and net expense on foreclosed real estate of $121,000 and $245,000, respectively. Costs recorded in noninterest expense specifically related to branch closure costs in fiscal 2015 included occupancy and equipment, compensation and employee benefits, and check and data processing costs of $336,000, $63,000, and $36,000, respectively.
Compensation and employee benefits were $16.4 million for the nine months ended March 31, 2015, an increase of $409,000, or 2.6% when compared to the same period ended March 31, 2014. Health and insurance benefits was the primary component in the increase as it was $254,000 higher than the same nine month period from the prior year. Variable and incentive pay increased by $123,000, but was primarily the result from the commission and insurance revenue increases which are directly related as mentioned earlier. Base salaries and wages increased by $330,000, or 2.9% even though the average FTEs decreased by 3.7% to an average of 287 FTEs for nine months ended March 31, 2015 when compared to the same period of the prior fiscal year. This increase has been driven by recent investments into higher salaried sales positions, annual salary increases of approximately 2.5% and retention and severance pay related to the closed branches. Deferred loan costs under ASC 310-20 increased when compared to the prior year due to the increasing costs to originate loans, which reduced the amount of compensation that was directly expensed. The decrease in expense related to the increased deferrals was $248,000 for the nine months ended March 31, 2015 as compared to the same period of the prior year. Retirement and other costs decreased by $58,000 when compared to the prior year primarily due to reduced net period benefit costs of the pension plan.
Occupancy and equipment increased $241,000 to $3.4 million for the nine months ended March 31, 2015, due primarily to the $336,000 costs associated with the branch closures in fiscal 2015. Excluding these one-time costs, occupancy and equipment costs have decreased by $95,000, or 3.0% when comparing the same nine month periods of fiscal 2015 to 2014.
Check and data processing expense was $2.5 million for the nine months ended March 31, 2015, which is an increase of $166,000 over the same period of fiscal 2014. The increase was driven by a combination of computer service expenses, data communications expense and card service fees, exclusive of the specific branch closure costs incurred of $36,000 as mentioned earlier.
Marketing and community investment increased $257,000 to $1.2 million for the nine months ended March 31, 2015, due primarily to a larger strategic focus on advertising and related increased costs incurred.
Net expense on foreclosed real estate and other properties was $61,000 for the nine months ended March 31, 2015, a decrease of $245,000. During the first quarter of the prior fiscal year, a loss on the sale of a specific foreclosed property of $86,000 combined with a decrease in foreclosed real estate and other properties in the current fiscal year reduced the related expenses in the current year as compared to the same period of the prior year.
Income tax expense.    The Company's income tax expense for the nine months ended March 31, 2015 decreased by $2.1 million to $206,000 when compared to the same period of the prior fiscal year. The effective tax rates were 11.0% and 30.6% for the nine months ended March 31, 2015 and 2014, respectively. The current year's tax rate is lower than the previous year's rate due to a higher percentage of permanent tax items to pretax net income in the current year where earnings were substantially less. This reduced the effective tax rate to a lower than expected amount in the current year. Permanent tax net deductions as a percentage of pretax income were 70.6% and 24.2%, respectively, for the nine months of fiscal 2015 and 2014, which was impacted almost entirely by the change in pretax income.
Liquidity and Capital Resources
The Company's liquidity is comprised of three primary classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Net cash provided by operating activities and investing activities for the nine months ended March 31, 2015 were $9.0 million and $126.6 million, respectively, which were partially offset by net cash used in financing activities of $139.9 million. For the same period ended March 31, 2014, net cash provided by operating activities and financing activities were $14.3 million and $38.1 million, respectively, which were offset by cash used in investing activities of $47.2 million. The results were a decrease in cash and cash equivalents of $4.3 million for the nine months ended March 31, 2015 compared to an increase in cash and cash equivalents of $5.2 million for the same period of the prior fiscal year.
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
Liquidity management is both a daily and long-term responsibility of management. The Bank adjusts its investments in liquid assets based upon management's assessment of (i) expected loan demand, (ii) projected loan sales, (iii) expected deposit flows, (iv) yields available on interest-bearing deposits, and (v) the objectives of its asset/liability management program. Excess liquidity is invested generally in interest-bearing overnight deposits and other short-term government and agency obligations. During the nine months ended March 31, 2015, the Bank decreased its borrowings with the FHLB and other borrowings by $79.4 million.
Although in-market deposits is one of the Bank's primary source of funds, the Bank's policy has been to utilize borrowings where the funds can be invested in either loans or securities at a positive rate of return or to use the funds for short-term liquidity purposes. At March 31, 2015, the Bank had the following sources of additional borrowings:

•	$15.0 million in an uncommitted, unsecured line of federal funds with First Tennessee Bank, NA;

•	$20.0 million in an uncommitted, unsecured line of federal funds with Zions Bank;

•	$73.7 million of available credit from the Federal Reserve Bank; and

•	$281.4 million of available credit from FHLB of Des Moines (after deducting outstanding borrowings with FHLB of Des Moines).
The Bank may also seek other sources of contingent liquidity including additional federal funds purchased lines with correspondent banks and lines of credit with the Federal Reserve Bank. There were no funds drawn on the uncommitted, unsecured line of federal funds with First Tennessee Bank, NA, Zions Bank and the Federal Reserve Bank at March 31, 2015. The Bank, as a member of the FHLB of Des Moines, is required to acquire and hold shares of capital stock in the FHLB of Des Moines equal to 0.12% of the total assets of the Bank at December 31 annually. The Bank is also required to own activity-based stock, which is based on 4.00% of the Bank's outstanding advances. These percentages are subject to change at the discretion of the FHLB Board of Directors.
In addition to the above sources of additional borrowings, the Bank has implemented arrangements to acquire out-of-market certificates of deposit as an additional source of funding. As of March 31, 2015, the Bank had $39.4 million in out-of-market certificates of deposit.
The Bank anticipates that it will have sufficient funds available to meet current loan commitments. At March 31, 2015, the Bank had outstanding commitments to originate and purchase mortgage and commercial loans of $60.3 million and to sell mortgage loans of $4.5 million. Commitments by the Bank to originate loans are not necessarily executed by the customer. The Bank monitors the ratio of commitments to funding for use in liquidity management. At March 31, 2015, the Bank had no outstanding commitments to purchase investment securities and no commitments to sell investment securities available for sale.
The Company has an available line of credit with United Bankers' Bank for liquidity needs of $4.0 million with no funds advanced at March 31, 2015. The line of credit was renewed on October 1, 2014 and is available through October 1, 2015. The Company has pledged 100% of Bank stock as collateral for this line of credit.
The Company uses its capital resources to pay dividends to its stockholders, to support organic growth, to make acquisitions, to service its debt obligations and to provide funding for investment into the Bank as Tier 1 capital.
The Company is subject to various regulatory capital requirements both at the Holding Company and at the Bank level administered by the Federal Reserve and the South Dakota Division of Banking, respectively. If a requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, seizure. Institutions not in compliance may apply for an exemption from the requirements and submit a recapitalization plan. At March 31, 2015, the Bank met all current capital requirements.

In July 2013, the Federal Reserve and other regulatory agencies issued final rules establishing a new comprehensive capital framework for U.S. banking organizations that would implement the Basel III capital framework and certain provisions of the Dodd-Frank Act. The final rules seek to strengthen the components of regulatory capital, increase total risk-based capital requirements, and make selected changes to the calculation of risk-weighted assets. Under the final rules, compliance is required beginning January 1, 2015, for most banking organizations including the Holding Company and Home Federal Bank, subject to a transition period for several aspects of the final rules, including the new minimum capital ratio requirements, the capital conservation buffer, and the regulatory capital adjustments and deductions. The capital conservation buffer will transition effective beginning January 1, 2016 through January 1, 2019, which will increase each risk-weighted asset minimum ratio requirements by 2.50% during the four year transition in equal increments annually. We believe we will continue to exceed all estimated well-capitalized regulatory requirements under these new rules on a fully phased-in basis. The Bank had a tier I capital ratio of 10.23% at March 31, 2015, which was higher than both the adequate-capitalized minimum ratio required of 4.00% and the well-capitalized minimum ratio requirement of 5.00%. The minimum total risk-based capital ratio requirement for well-capitalized institutions is 10.00% of risk-weighted assets. The Bank had a total risk-based capital ratio of 13.64% at March 31, 2015. For further details on capital and capital ratios see Note 2 of “Notes to Consolidated Financial Statements” of this Form 10-Q for additional information.
The Company has entered into interest rate swap contracts which are classified as cash flow hedge contracts, fair value hedge contracts, or non-designated derivative contracts. At March 31, 2015, the total notional amount of interest rate swap contracts was $47.9 million with a fair value net loss of $1.2 million. The Company is exposed to losses if the counterparties fail to make their payments under the contract in which the Company is in a receiving status. The Company minimizes its risk by monitoring the credit standing of the counterparties. The Company anticipates the counterparties will be able to fully satisfy their obligations under the remaining agreements. See Note 14 of "Notes to Consolidated Financial Statements" of this Form 10-Q for additional information.
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
In June 2014, FASB issued ASU 2014-11 “Transfers and Servicing" (ASC Topic 860), regarding changing the accounting for repurchase-to-maturity transactions to secured borrowing accounting requiring separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement. In addition, this Update requires disclosures for certain transactions comprising (1) a transfer of a financial asset accounted for as a sale and (2) an agreement with the same transferee entered into in contemplation of the initial transfer that results in the transferor retaining substantially all of the exposure to the economic return on the transferred financial asset throughout the term of the transaction. The update is effective for the first interim or annual period beginning after December 15, 2014, and the disclosure for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015. The Company adopted the update in the third quarter of fiscal 2015 and the implementation of this update did not have a material effect on the Company's consolidated financial condition, results of operations or cash flows. The disclosure for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings will be implemented in the fourth quarter of fiscal 2015, as required, and does not expect the adoption to have a material effect on the Company's consolidated financial condition, results of operations or cash flows.
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
In January 2015, FASB issued ASU 2015-03 “Interest-Imputation of Interest” (Subtopic 835-30), simplifying the presentation of debt issuance costs. This update is designed to simplify reporting on debt issuance costs incurred and is requiring the presentation of the unamortized debt issue costs to be a direct deduction from the carrying amount of the debt, rather than a separate asset which provides no future economic benefit. The guidance is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early application is permitted for financial statements that have not been previously issued. Entities will apply the new guidance on a retrospective basis, wherein the balance sheet of each period represented should be adjusted accordingly and applicable disclosures for a change in accounting principle will be needed. The Company anticipates to adopt this update in the first quarter of fiscal 2016 and does not expect the application to have a material effect on the Company's consolidated financial condition, results of operations or cash flows.
Since January 1, 2015, the FASB issued ASU No. 2015-02 through ASU no. 2015-05. Other than ASU 20150-03 mentioned above, no other updates are applicable to the consolidated financial statements of the Company.
Subsequent Event
Management has evaluated subsequent events for potential disclosure or recognition through May 8, 2015, the date of the filing of the consolidated financial statements with the Securities and Exchange Commission.

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

As set forth below, the volatility of a rate change, the change in asset or liability mix of the Company or other factors may produce a decrease in net interest margin in an upward moving rate environment even as the net portfolio value (“NPV”) estimate indicates an increase in net value. The inverse situation may also occur. One approach used by the Company to quantify interest rate risk is an NPV analysis. This analysis calculates the difference between the present value of the liabilities and the present value of expected cash flows from assets and off-balance sheet contracts. The following tables set forth, at March 31, 2015 and June 30, 2014, an analysis of the Company's interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve. Management does not believe that the Company has experienced any material changes in its market risk position from that disclosed in the Company's Annual Report on Form 10-K for fiscal 2014 or that the Company's primary market risk exposures and how those exposures were managed during the nine months ended March 31, 2015 changed significantly when compared to June 30, 2014.

Even if interest rates change in the designated amounts, there can be no assurance that the Company's assets and liabilities would perform as set forth below. In addition, a change in U.S. Treasury rates in the designated amounts accompanied by a change in the shape of the Treasury yield curve would cause significantly different changes to the NPV than indicated below.

March 31, 2015
		Estimated Increase (Decrease) in NPV
Change in Interest Rates	Estimated NPV Amount	Amount	Percent
	(Dollars in Thousands)
Basis Points
+300	$221,115	$20,075	10%
+200	217,640	16,600	8
+100	211,452	10,412	5
—	201,040	—	—
-100	162,668	(38,372)	(19)

June 30, 2014
		Estimated Increase (Decrease) in NPV
Change in Interest Rates	Estimated NPV Amount	Amount	Percent
	(Dollars in Thousands)
Basis Points
+300	$255,897	$25,152	11%
+200	250,767	20,022	9
+100	242,485	11,740	5
—	230,745	—	—
-100	189,935	(40,810)	(18)

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
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of March 31, 2015, an evaluation was performed by the Company's management, including the Company's President and Chief Executive Officer and the Company's Senior Vice President, Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) to provide reasonable assurance that information required to be disclosed in the reports the Company files and submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Based upon that evaluation, the Company's President and Chief Executive Officer and the Company's Senior Vice President, Chief Financial Officer and Treasurer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2015.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Item 1A.    Risk Factors
The discussion of our business and operations should be read together with the risk factors contained in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2014, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. There have been no material changes to the risk factors set forth in the above-referenced filing as of March 31, 2015.
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

HF FINANCIAL CORP.

Date:	May 8, 2015	By:	/s/ STEPHEN M. BIANCHI
Stephen M. Bianchi, President and Chief Executive Officer (Principal Executive Officer)

Date:	May 8, 2015	By:	/s/ BRENT R. OLTHOFF
Brent R. Olthoff, Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description
10.1
Renewal Addendum no. 1 to Second Amended and Restated Employment Agreement between Stephen M. Bianchi and Home Federal Bank, dated March 17, 2015 (incorporated by reference to Exhibit 10.1 from the Company's Current Report on Form 8-K dated March 17, 2015, and filed with the SEC on March 20, 2015, file no. 033-44383).

10.2
Renewal Addendum No. 2 to Employment Agreement between Jon M. Gadberry and Home Federal Bank, dated March 17, 2015 (incorporated by reference to Exhibit 10.2 from the Company's Current Report on Form 8-K dated March 17, 2015, and filed with the SEC on March 20, 2015, file no. 033-44383).

10.3
Renewal Addendum No. 2 to Employment Agreement between Brent R. Olthoff and Home Federal Bank, dated March 17, 2015 (incorporated by reference to Exhibit 10.3 from the Company's Current Report on Form 8-K dated March 17, 2015, and filed with the SEC on March 20, 2015, file no. 033-44383).

10.4
Renewal Addendum No. 2 to Employment Agreement between Michael Westberg and Home Federal Bank, dated March 17, 2015 (incorporated by reference to Exhibit 10.4 from the Company's Current Report on Form 8-K dated March 17, 2015, and filed with the SEC on March 20, 2015, file no. 033-44383).

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