Form 10-K
period 2015-06-30
HF FINANCIAL CORP
filed 2015-09-11
CIK 881790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant's most recently completed second fiscal quarter, December 31, 2014, was approximately $87.8 million.
At September 2, 2015, there were 7,054,451 shares of the registrant's common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Part III of this document is incorporated by reference herein to specific portions of the registrant's definitive proxy statement to be delivered to stockholders in connection with the 2015 Annual Meeting of Stockholders.

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
Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

•	adverse economic and market conditions of the financial services industry in general, including, without limitation, the credit markets;

•	the effect of increased regulation of our industry;

•	the failure of assumptions underlying the establishment of reserves for loan losses and other estimates;

•	the failure to maintain our reputation in our market area;

•	prevailing economic, political and business conditions in South Dakota, North Dakota and Minnesota;

•	the effects of competition from a wide variety of local, regional, national banks and other providers of financial services;

•	the effects of regulations that restrict our activities and the cost of regulatory compliance;

•	the fines and other sanctions that would result from any failure or inability to comply with existing and future banking laws and regulations;

•	liquidity risks;

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

•	the additional risks associated with any FDIC-assisted acquisitions;

•	the lack of availability of attractive acquisition opportunities;

•	the potential need to raise capital in the future and the availability of such capital;

•	security and operations risks associated with the use of technology;

•	our ability to effectively adapt to technological changes in the industry;

•	the loss of one or more of our key personnel, or the failure to attract, assimilate and retain other highly qualified personnel in the future;

•	adverse weather conditions impacting the markets we serve;

•	changes in or interpretations of accounting standards, rules or principles;

•	the rights to payments of principal and interest of holders of our junior subordinated debentures; and

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
The Company
HF Financial Corp. is a bank holding company that was formed in November 1991 for the purpose of owning all of the outstanding stock of Home Federal Bank (the "Bank"), its principal banking subsidiary. The Company acquired all of the outstanding stock of the Bank on April 8, 1992. The Company is regulated as a bank holding company by the Board of Governors of the Federal Reserve System ("Federal Reserve"). On July 28, 2014, the Bank filed an application (the "Bank Application") with the South Dakota Department of Labor and Regulation, Division of Banking ("South Dakota DOB") to convert from a federally chartered savings association to a South Dakota state-chartered banking corporation (the "Bank Conversion"). On February 26, 2015, the Company announced that its operating subsidiary, Home Federal Bank (the “Bank”), had successfully completed its conversion from a federally-chartered savings association to a South Dakota state-chartered banking corporation. In connection with the Bank’s conversion, the Company also successfully completed its conversion from a savings and loan holding company to a bank holding company. The Company is incorporated under the laws of the State of Delaware and generally is authorized to engage in any activity that is permitted by the Delaware General Corporation Law. The Company's primary business is to operate the Bank. Unless otherwise indicated, all matters discussed in this Form 10-K relate to the Company and its direct and indirect subsidiaries, including, without limitation, the Bank. See "Subsidiary Activities" below for further information regarding the subsidiary operations of the Company and the Bank.
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
The Bank
The Bank was founded in 1929 and is a South Dakota state chartered non-member banking corporation headquartered in Sioux Falls, South Dakota. The Bank provides full-service consumer and commercial business banking, including an array of financial products and services, to meet the needs of its marketplace. The Bank attracts deposits from the general public and uses such deposits, together with borrowings and other funds, to originate one- to four-family residential loans, commercial business loans, agriculture loans, consumer loans, multi-family and commercial real estate loans and construction loans. The Bank's consumer loan portfolio includes, among other types, automobile loans, recreational vehicle loans, boat loans, home equity loans and lines of credit and loans secured by deposit accounts.
Through its trust department, the Bank acts as trustee, personal representative, administrator, guardian, custodian, agent, advisor and manager for various accounts. At June 30, 2015, the trust department of the Bank maintained approximately $126.4 million in assets under management. Wealth management has become a strategic focus of the Bank, and the Bank has added expertise in business development to enhance this business line to drive future growth in assets under management and fee income.
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
The Bank's deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation ("FDIC") as administrator of the Deposit Insurance Fund ("DIF"). The Bank is subject to primary supervision, regulation and examination by the South Dakota DOB and FDIC.
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
Subsidiary Activities
In addition to the Bank, the Company had six other wholly-owned subsidiaries at June 30, 2015: HF Financial Group, Inc. ("HF Group"), HF Financial Capital Trust III ("Trust III"), HF Financial Capital Trust IV ("Trust IV"), HF Financial Capital Trust V ("Trust V"), HF Financial Capital Trust VI ("Trust VI") and HomeFirst Mortgage Corp. (the "Mortgage Corp.").
In August 2002, the Company formed HF Group, a South Dakota corporation. HF Group previously marketed software to facilitate employee benefits administration, payroll processing and management and governmental reporting. HF Group no longer actively markets this software and had immaterial operations in 2015. Intercompany interest income is eliminated in the preparation of consolidated financial statements.
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
The Mortgage Corp., a South Dakota corporation formed in September 1994, was previously engaged in the business of originating one- to four-family residential mortgage loans, which were sold into the secondary market. The Mortgage Corp. had no activity during fiscal years 2015 and 2014.
The Bank has two wholly-owned subsidiaries, Hometown Investment Services, Inc. ("Hometown") and Mid America Capital Services, Inc. ("Mid America Capital"), and dissolved two additional wholly-owned subsidiaries during fiscal 2014, Mid-America Service Corporation ("Mid-America") and PMD, Inc. ("PMD").
Hometown, a South Dakota corporation formed in February 1951, provides financial and insurance products to customers of the Bank and members of the general public in the Bank's market area. Hometown offers annuities, life insurance products and crop insurance, as well as investment products through an agreement with Raymond James. Hometown has historically obtained funding via a line of credit from the Bank, which is not limited by banking regulation due to its status as an operating subsidiary. At June 30, 2015, there were no advances on the approved line of credit of $100,000. Intercompany interest income and interest expense are eliminated in the preparation of consolidated financial statements.
Mid America Capital, a South Dakota corporation formed in October 1990, specializes in equipment finance leasing. Mid America Capital obtains its funding through a line of credit from the Bank. Banking regulations do not limit the amount of funding provided to an operating subsidiary. At June 30, 2015, Mid America Capital had no approved line of credit with the Bank. Intercompany interest income and interest expense are eliminated in the preparation of consolidated financial statements.
Mid-America, a South Dakota corporation formed in August 1971, in the past provided residential appraisal services to the Bank and other lenders in the Bank's market. Mid-America was formally dissolved in February 2014 and had no other activity during fiscal year 2014 or thereafter.
PMD, a South Dakota corporation formed in January 1992, in the past was engaged in the business of buying, selling and managing repossessed real estate properties. PMD was formally dissolved in February 2014 and had no other activity during fiscal year 2014 or thereafter.
Market Area
The Bank has a total of 23 banking centers in its market area and an Internet branch located at www.homefederal.com. The Bank's primary market area includes communities located in eastern and central South Dakota, including the Sioux Falls metropolitan statistical area ("MSA"), and the cities of Mitchell, Aberdeen, Brookings, Watertown, and Yankton. The Bank has a banking center in Marshall, Minnesota, which serves customers located in southwestern Minnesota. A banking center in Bloomington, Minnesota, which serves customers in the metropolitan area of the Twin Cities, does business as Infinia Bank, a Division of Home Federal Bank of South Dakota. An Internet branch is located at www.infiniabank.com to serve the Twin Cities market area. A banking center located in Fargo, North Dakota serves customers in the Fargo/Moorhead MSA. The Bank's primary market area features a variety of agribusiness, financial services, health care and light manufacturing firms. The Internet branches and mobile banking allow access to customers beyond traditional geographical areas.
Business Strategy
The Company's business strategy is to remain a community-focused financial institution and to grow and improve its profitability by:

•
Continuing to Build Out our Distribution Capabilities in our Existing Markets.  The Company strives to fulfill its vision statement every day—"...to be distinguished in our markets as the bank that demonstrates honesty, integrity and respect in our service and advice to customers." The Company intends to increase its market share in its core market area by providing personalized banking and customized wealth management services. The Company will continue to capitalize on the economics of its market area and strive to maintain a profitable and community-focused financial institution.

•
Continuing to Build our Cornerstone Banking Businesses.  The Company remains focused on building its cornerstone banking businesses of personal banking, mortgage banking, business and agriculture banking and wealth management services. In the past several years, the Company has made investments in its infrastructure, technology and human capital, with the specific aim to capitalize on these businesses. Management has also streamlined branch distribution and made infrastructure investments to enhance efficiency throughout the organization.

•
Expanding Relationships with Existing Customers and Developing Relationships with New Customers. The Company will continue to strive to fund its business through deposits within its market area, with a strategic focus on multiple-service household growth. The Company endeavors to increase existing and new customer relationships by providing individualized personal customer attention with prompt, local decision-making authority, which the Company believes positively distinguishes it from its larger, non-locally owned competitors.

•
Promote Convenience of E-Banking Channel to Improve Efficiency and Communicate with our Clients.  The Company will continue to position itself to tout the convenience and simplicity of e-banking tools so that customers can be served when, where and how they choose. The use of e-banking messaging and other digital channels will be utilized to cross-sell relevant products and services as well as providing financial education to support a financial advisory role to clients.

Lending Activities
The Bank originates a variety of loans including one- to four-family residential loans, commercial business loans, agriculture loans, consumer loans, multi-family and commercial real estate loans, and construction loans. Consumer loans include loans for automobile purchases, home equity and home improvement loans and student loans.
Business Banking
Commercial Business Lending.    In order to serve the needs of the local business community and improve the interest rate sensitivity and yield of its assets, the Bank originates adjustable- and fixed-rate commercial loans. Interest rates on commercial business loans generally adjust or float with a designated national index plus a specified margin. The Bank's commercial business lending activities encompass loans with a variety of purposes and security, including loans to finance accounts receivable, inventory and equipment and business expansion within the Bank's market area. The Bank originates commercial business loans directly and through programs sponsored by the Small Business Administration ("SBA") of which a portion of such loans are also guaranteed in part by the SBA. The Bank generally originates commercial business loans for its portfolio and retains the servicing with respect to such loans. The Bank anticipates continued expansion and emphasis of its commercial business lending.
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
Depending on the circumstances of the security of the loan or the relationship with the borrower, the Bank may decide to sell participations in the loan. The sale of participation interests in a loan are necessitated by the amount of the loan or the limitation of loans-to-one borrower. See "Regulation—Permissible Activities for Banks" for more information and a discussion of the loans to single borrower regulations. In return for servicing these loans for the participants, the Bank generally receives a fee and income is received at loan closing from loan fees and discount points. Appraisals on properties securing multi-family and commercial real estate loans originated by the Bank are performed by appraisers approved pursuant to the Bank's appraisal policy.
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
See "Regulation—Permissible Activities for Banks" for more information.
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
The Bank currently makes 15-, 20- and 30-year fixed and adjustable-rate one- to four-family residential mortgage ("ARM") loans at loan-to-value ratios consistent with Federal National Mortgage Association ("FNMA")/Federal Home Loan Mortgage Corporation ("FHLMC") guidelines. Loan-to-values exceeding 80% are required to include private mortgage insurance or government-backed mortgage insurance in an amount sufficient to reduce the Bank's or the investor's exposure at or below the 80% level or secure additional financing up to currently 90% of the value of the property. The Bank generally offers an ARM loan with a fixed rate for the initial five, seven or ten years, which then converts to a one-year annual rate reset ARM for the remainder of the life of the loan. These loans provide for an annual cap and a lifetime cap at a set percent over the fully-indexed rate.
The Bank also offers a portfolio loan product that is an ARM loan with a fixed rate for the initial seven or ten years, which then converts to a one-year annual rate reset ARM for the remainder of the life of the loan.
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
The Bank continues to receive a servicing fee for the loans that continue to be serviced of generally 0.38% from the SDHDA for these services. The servicing fee rate may subsequently decline to a minimum of 0.25% based on delinquency characteristics. At June 30, 2015, the Bank serviced $428.8 million of mortgage loans for the SDHDA. The Bank also receives a servicing fee for the loans that are originated and sold to Fannie Mae of 0.25% for these services with no adjustments for delinquencies. At June 30, 2015, the Bank serviced $543.8 million of mortgage loans for Fannie Mae. See Note 4 of "Notes to Consolidated Financial Statements," which is included in Part II, Item 8, "Financial Statements and Supplementary Data" in this Form 10-K, for information on loan servicing.
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
Home equity loans secured by second mortgages, together with loans secured by all prior liens, are generally limited to a maximum of 100% of the appraised value of the property securing the loan and generally have maximum terms that do not exceed 15 years. Home equity lines of credit have a maximum term of five years.
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
During fiscal 2015, no leases were originated in the Bank's trade area in the upper Midwest. Since fiscal 2012, Mid America Capital reduced its efforts in originating new leases. It continues to service existing leases, but will continue to see a reduced level of lease balances as payments occur and reach maturity. The decision to reduce marketing efforts will not have a material impact on the Company.
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
Loan and Lease Portfolio Composition.    Over the past several years, the Company has transformed its loan and lease portfolio from predominantly one-to four-family residential and consumer loans to a more diverse portfolio including commercial and agricultural loans. As part of the Company's business strategy to build the commercial, commercial real estate and agricultural portfolio segments, the Bank has hired several bankers with significant commercial and agricultural lending experience, which has led to successful growth results across these business lines. The Company's commercial, commercial real estate and agricultural portfolio segments represented 85.8% of the Company's total loan and lease portfolio at June 30, 2015, while its residential and consumer portfolio segments accounted for 14.2%. At the same time, the Company continues to prioritize and invest in mortgage lending as it believes this to be a core component of its personal banking strategy.
The following table sets forth information concerning the composition of the Company's loan and lease portfolio from continuing operations in dollar amounts and in percentages (before deductions for allowance for loan and lease losses) as of the dates indicated.

	June 30,
	2015		2014		2013		2012		2011
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in Thousands)
One- to four-family	$61,880	6.8%	$51,724	6.4%	$49,098	7.1%	$55,434	8.1%	$61,952	7.5%
Commercial business(1)	78,493	8.6	82,459	10.2	75,555	10.9	79,069	11.6	104,227	12.6
Equipment finance leases(1)	158	—	847	0.1	1,633	0.2	3,297	0.5	6,279	0.8
Commercial real estate(1)	325,453	35.6	294,388	36.3	239,057	34.4	225,341	33.0	219,800	26.6
Multi-family real estate	111,354	12.2	87,364	10.7	49,217	7.1	47,121	6.9	49,307	6.0
Commercial construction	48,224	5.3	22,946	2.8	12,879	1.8	12,172	1.8	13,584	1.7
Agricultural real estate	96,952	10.6	79,805	9.8	77,334	11.1	70,796	10.4	111,808	13.5
Agricultural business	123,988	13.5	115,397	14.2	100,398	14.4	84,314	12.3	138,818	16.8
Consumer direct	14,837	1.6	17,449	2.1	21,219	3.1	21,345	3.1	20,120	2.4
Consumer home equity	50,377	5.5	56,666	7.0	66,381	9.5	81,545	11.9	94,037	11.4
Consumer overdraft and reserves	2,703	0.3	2,901	0.4	2,995	0.4	3,038	0.4	3,426	0.4
Consumer indirect	—	—	—	—	5	—	232	—	2,135	0.3
Total gross loans and leases(2)	914,419	100.0%	811,946	100.0%	695,771	100.0%	683,704	100.0%	825,493	100.0%
Less:
Allowance for losses	(11,230)		(10,502)		(10,743)		(10,566)		(14,315)
Total loans and leases receivable, net	$903,189		$801,444		$685,028		$673,138		$811,178
_____________________________________

(1)	Includes tax-exempt loans and leases.

(2)	Net of deferred fees and discounts and exclusive of undisbursed portion of loans in process.

The following table sets forth information concerning the balance of the Company's undisbursed portion of loans in process excluded from total gross loans and leases above, and deferred fees and discounts which have been netted against the loans and indicated above as of the dates indicated.

	June 30,
	2015	2014	2013	2012	2011
	(Dollars in Thousands)
Undisbursed portion of loans in process	$65,879	$81,463	$49,868	$21,700	$15,600
Deferred fees and discounts	874	937	664	553	574
The following table sets forth information concerning the balance of the Company's loans held for sale by loan class, which have been excluded from tables identifying loans and leases receivable as of the dates indicated.

	June 30,
	2015	2014	2013	2012	2011
	(Dollars in Thousands)
One- to four-family	$9,038	$6,173	$9,169	$16,207	$11,083
Consumer direct	—	—	—	—	908
	$9,038	$6,173	$9,169	$16,207	$11,991

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

	June 30,
	2015		2014		2013		2012		2011
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in Thousands)
Fixed-Rate Loans and Leases:
One- to four-family	$35,563	3.9%	$35,722	4.4%	$32,977	4.8%	$34,566	5.1%	$40,838	4.9%
Commercial business(1)	32,570	3.6	31,068	3.8	33,667	4.8	26,012	3.8	30,504	3.7
Equipment finance leases(1)	158	—	847	0.1	1,633	0.2	3,296	0.5	6,278	0.8
Multi-family, commercial real estate & construction(1)	196,219	21.5	156,375	19.3	93,473	13.4	69,179	10.1	46,810	5.7
Agricultural real estate	71,704	7.8	65,938	8.1	61,171	8.8	34,585	5.1	30,399	3.7
Agricultural business	36,045	3.9	40,177	4.9	39,756	5.7	17,784	2.6	28,440	3.4
Consumer	34,990	3.8	37,569	4.6	44,311	6.4	51,187	7.5	59,705	7.2
Total fixed-rate loans and leases	407,249	44.5	367,696	45.2	306,988	44.1	236,609	34.7	242,974	29.4
Adjustable-Rate Loans:
One- to four-family	26,317	2.9	16,002	2.0	16,121	2.3	18,062	2.6	21,114	2.6
Commercial business(1)	45,923	5.0	51,390	6.3	41,888	6.0	53,056	7.8	73,723	8.9
Multi-family, commercial real estate & construction	288,812	31.6	248,324	30.6	207,680	29.9	218,263	31.9	235,882	28.6
Agricultural real estate	25,248	2.8	13,867	1.7	16,163	2.3	36,211	5.3	81,409	9.8
Agricultural business	87,943	9.6	75,220	9.3	60,642	8.7	66,530	9.7	110,378	13.4
Consumer	32,927	3.6	39,447	4.9	46,289	6.7	54,973	8.0	60,013	7.3
Total adjustable-rate loans	507,170	55.5	444,250	54.8	388,783	55.9	447,095	65.3	582,519	70.6
Total loans and leases(2)	914,419	100.0%	811,946	100.0%	695,771	100.0%	683,704	100.0%	825,493	100.0%
Less:
Allowance for loan and lease losses	(11,230)		(10,502)		(10,743)		(10,566)		(14,315)
Total loans and leases receivable, net	$903,189		$801,444		$685,028		$673,138		$811,178
____________________________________

(1)	Includes tax-exempt loans and leases.

(2)	Net of deferred fees and discounts and exclusive of undisbursed loans in process.
The following schedule illustrates the scheduled principal contractual repayments of the Company's loan and lease portfolio at June 30, 2015. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Real Estate					Non-Real Estate
	One- to Four- Family	Multi- Family	Commercial	Agricultural	Construction	Consumer	Commercial Business(1)	Agricultural	Total
	(Dollars in Thousands)
Due in less than 1 year	$2,862	$4,153	$32,587	$14,672	$3,782	$15,199	$48,003	$101,893	$223,151
Due in 1 to 5 years	8,932	40,128	135,600	35,786	29,039	44,412	27,546	20,993	342,436
Due 5 years or greater	43,778	67,073	157,266	46,494	21,711	8,306	3,102	1,102	348,832
Total	$55,572	$111,354	$325,453	$96,952	$54,532	$67,917	$78,651	$123,988	$914,419
_____________________________________

(1)	Includes equipment finance leases and tax-exempt loans and leases.

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
Classified Assets.    Federal and state regulations provide for the classification of loans, leases and other assets, such as debt and equity securities considered by the regulatory agencies to be of lesser quality, as "substandard," "doubtful" or "loss." An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the Company will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the Company to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses, are required to be designated "criticized" or "special mention" by management.
When the Company classifies problem assets as "loss," it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge-off such amount. The Company's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the Bank's primary regulator, who may order the establishment of additional general or specific loss allowances.
In connection with the filing of its periodic reports with the South Dakota DOB and FDIC and in accordance with its classification of assets policy, the Company regularly reviews problem loans and leases in its portfolio to determine whether any loans or leases require classification, as well as investment securities, in accordance with applicable regulations. On the basis of management's monthly review of its assets, at June 30, 2015, the Company had designated $22.0 million of its assets as classified. Other potential problem loans are included in criticized and classified assets. See "Asset Quality" under Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K for further discussion.
Allowance for Loan and Lease Losses.    See "Application of Critical Accounting Policies" and "Asset Quality" under Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K for discussion.
Investment Activities
The Bank is required under regulation to maintain a sufficient amount of liquid assets. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans.
The Bank has the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements and federal funds. Subject to various restrictions, state chartered banks may also invest their assets in commercial paper, investment grade corporate debt securities and mutual funds whose assets conform to the investments that a state chartered banking corporation is otherwise authorized to make directly.
Generally, the Bank invests funds among various categories of investments and maturities based upon the Bank's asset/liability management policies, investment quality and marketability, liquidity needs and performance objectives. At June 30, 2015, approximately 71.7% of its investment portfolio was in available for sale agency residential mortgage-backed securities.
At June 30, 2015, the Bank's investments in agency residential mortgage-backed securities totaled $130.0 million, or 11.0% of its total assets, and did not include any private-label securities. As of such date, the Bank also had a $4.1 million investment in the stock of the Federal Home Loan Bank of Des Moines ("FHLB" or "FHLB of Des Moines") in order to satisfy the FHLB of Des Moines' requirement for membership.
The composition and maturities of the investment securities portfolio, excluding equity securities, are indicated in the following table:

	June 30, 2015
	Less Than 1 Year		1 to 5 Years		5 to 10 Years		Over 10 Years		Total Investment Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value
	(Dollars in Thousands)
U.S. government agencies & corporations	$—	—%	$20,824	1.70%	$1,090	2.00%	$—	—%	$21,914	$22,006
Municipal bonds	586	1.14	9,691	1.66	14,090	2.29	2,218	3.25	26,585	26,843
Agency residential mortgage-backed securities	—	—	6	2.22	28,504	1.67	101,987	1.72	130,497	130,070
Total investment securities	$586		$30,521		$43,684		$104,205		$178,996	$178,919

The effective maturities for the Bank's agency residential mortgage-backed securities are much shorter due to the combination of prepayments and the $48.8 million adjustable-rate agency residential mortgage-backed securities. The variable or hybrid (fixed for a period of time and then variable thereafter) structure gives the Bank flexibility in risk management of the balance sheet.
Management has a process to identify securities that could potentially have a credit impairment that is other-than-temporary. This process involves evaluating the length of time and extent to which the fair value has been less than the amortized cost basis, reviewing available information regarding the financial position of the issuer, monitoring the rating of the security, and projecting cash flows. Management also determines if it is more likely than not the Company will be required to sell the security before the recovery of its amortized cost which, in some cases, may extend to maturity. To the extent the Company determines that a security is deemed to be other-than-temporarily impaired, an impairment loss is recognized. In fiscal 2015, there were no other-than-temporary impairment losses. See Note 2, "Investment Securities," of "Notes to Consolidated Financial Statements," which is included in Part II, Item 8 of this Form 10-K for additional information.
The Bank's investment securities portfolio is managed in accordance with a written investment policy adopted by the Bank's Board of Directors. Investments may be made by the Bank's officers within specified limits and approved in advance by the Bank's chief executive officer for transactions over these limits. At June 30, 2015, the Bank had $20.2 million of securities that are held to maturity and $158.8 million of securities available for sale, including agency residential mortgage-backed securities of $128.2 million. See Note 2 of "Notes to Consolidated Financial Statements," which is included in Part II, Item 8 "Financial Statements and Supplementary Data" of this Form 10-K for further information on the Company's investment portfolio.
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
Deposits.    The Bank offers a variety of deposit accounts having a wide range of interest rates and terms. The Bank's deposits consist of statement savings accounts, checking accounts, money market and certificate of deposit accounts ranging in terms from 30 days to five years for our non-brokered certificates. The Bank primarily solicits deposits from its market area, with a strategic focus of multiple-service household growth. The Bank relies primarily on customer service, competitive pricing policies and advertising to attract and retain these deposits. Based on liquidity needs, the Bank may, from time to time, acquire out-of-market deposits in those circumstances where wholesale funding offers either a maturity or cost efficiency not available with retail deposits. At June 30, 2015, out-of-market deposits accounted for less than 8% of total deposits.
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
The following table sets forth the dollar amount of deposits in the various types of deposit accounts offered by the Bank as of June 30:

	2015		2014		2013
	Amount	%	Amount	%	Amount	%
	(Dollars in Thousands)
Transaction Accounts:
Noninterest bearing accounts	$171,064	17.8%	$164,918	16.5%	$156,896	17.5%
Interest bearing accounts weighted average rates of 0.22%, 0.19% and 0.15% at June 30, 2015, 2014 and 2013	185,075	19.2	173,879	17.4	151,359	16.8
Savings accounts weighted average rates of 0.14%, 0.23% and 0.21% at June 30, 2015, 2014 and 2013	93,053	9.7	160,277	16.0	115,573	12.9
Money market accounts weighted average rates of 0.23%, 0.24% and 0.26% at June 30, 2015, 2014 and 2013	198,000	20.6	238,507	23.9	212,817	23.7
Total transaction accounts	647,192	67.3	737,581	73.8	636,645	70.9
In-Market Certificates of Deposit:
0.00 - 0.99%	162,766	16.9	167,059	16.7	122,546	13.6
1.00 - 1.99%	62,964	6.5	41,069	4.1	77,813	8.7
2.00 - 2.99%	15,886	1.6	21,619	2.2	23,691	2.6
3.00 - 3.99%	420	—	6,069	0.6	12,477	1.4
4.00% and higher	—	—	210	—	2,994	0.3
Total in-market certificates of deposit	242,036	25.0	236,026	23.6	239,521	26.6
Out-of-market certificates of deposit weighted average rate of 0.69%, 1.61% and 1.15% at June 30, 2015, 2014 and 2013	74,001	7.7	25,567	2.6	22,595	2.5
Total certificates of deposit	316,037	32.7	261,593	26.2	262,116	29.1
Total deposits	$963,229	100.0%	$999,174	100.0%	$898,761	100.0%

The following table sets forth the amount of the Company's certificates of deposit and other deposits by time remaining until maturity at June 30, 2015:

	Maturity
	Less Than 3 Months	3 to 6 Months	6 to 12 Months	Over 12 Months	Total
	(Dollars in Thousands)
Certificates of deposit less than $100,000(1)	$13,571	$12,869	$23,440	$50,457	$100,337
Certificates of deposit of $100,000 or more(1)	9,987	8,353	16,786	48,027	83,153
Out-of-market certificates of deposit(2)	14,241	17,964	18,626	23,170	74,001
Public funds(3)(4)	29,117	17,978	9,256	2,195	58,546
Total certificates of deposit	$66,916	$57,164	$68,108	$123,849	$316,037
_____________________________________

(1)	Includes funds from the Certificate of Deposit Account Registry Service ("CDARS") certificate of deposit program of $1.7 million.

(2)	Includes certificates of deposit of $100,000 or greater of $74.0 million.

(3)	Includes certificates of deposit from governmental and other public entities, excluding out-of-market certificates of deposit.

(4)	Includes certificates of deposit of $100,000 or greater of $57.6 million.
The Bank solicits certificates of deposit of $100,000 or greater from various state, county and local government units which carry rates which are negotiated at the time of deposit. See Note 7 of "Notes to Consolidated Financial Statements," which is included in Part II, Item 8 "Financial Statements and Supplementary Data" of this Form 10-K. Deposits at June 30, 2015, and 2014 included $94.9 million and $131.4 million, respectively, of deposits from one local governmental entity.
Borrowings.    Although deposits are the Bank's primary source of funds, the Bank's policy has been to utilize borrowings when they are a less costly source of funds or can be invested at a positive rate of return.
The Bank's borrowings consist primarily of advances from the FHLB of Des Moines upon the security of its capital stock of the FHLB of Des Moines and certain pledgeable loans, including but not limited to, its mortgage related loans, agency residential mortgage-backed securities and U.S. Government and other agency securities. Such advances can be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. At June 30, 2015, the Bank's FHLB advances totaled $65.3 million, representing 6.0% of total liabilities. See Note 8 of "Notes to Consolidated Financial Statements," which is included in Part II, Item 8 "Financial Statements and Supplementary Data" of this Form 10-K for further detail of the Company's borrowings.

The following table sets forth the maximum month-end balances and average balances of FHLB and FRB advances and other borrowings of the Company at the dates indicated:

	Years Ended June 30,
	2015	2014	2013
	(Dollars in Thousands)
Maximum Month-End Balance:
FHLB and FRB advances	$166,102	$206,555	$209,325
Other borrowings	255	296	316
Average Balance:
FHLB and FRB advances	$117,828	$155,105	$144,035
Other borrowings	241	288	304
The following table sets forth certain information as to the Bank's FHLB and FRB advances and other borrowings of the Company at the dates indicated:

	June 30,
	2015	2014	2013
	(Dollars in Thousands)
Overnight federal funds purchased	$20,336	$10,575	$39,775
Fixed-rate FHLB advances	45,000	109,793	127,100
Other borrowings	222	275	288
Total borrowings	$65,558	$120,643	$167,163
Weighted average interest rate of borrowings	0.40%	2.74%	2.50%
Competition
The banking business is highly competitive and the Bank experiences competition in each of its markets from many other financial institutions, many of which are larger and may have significantly greater financial and other resources. Specifically through the Bank, the Company competes with other commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds and other mutual funds, as well as super-regional, national and international financial institutions, that operate offices in the Company's primary market areas and elsewhere. Many of these competitors are also well-established financial institutions.
To compete effectively and grow our market share, maintain flexibility and keep pace with changing economic conditions and customer preferences, we endeavor to refine and develop our products and services. The primary methods of competing in the financial services industry are through service, price and convenience.
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
Employees
At June 30, 2015, the Bank had a total of 271 full-time employees and 28 part-time employees. The full-time employees include 12 employees of the Bank's subsidiary corporations. The Bank's employees are not represented by any collective bargaining group. Management considers its relations with its employees to be good.

Regulation
General
The operations of the Company and the Bank may be affected by legislative changes and by the policies of various regulatory authorities. Management is unable to predict the nature or the extent of the effects on its business and earnings that fiscal or monetary policies, economic control or new federal or state legislation may have in the future. The regulatory framework under which we operate is intended primarily for the protection of depositors and the Federal Deposit Insurance Corporation’s (the “FDIC”) deposit insurance fund and not for the protection of our security holders and creditors. The significant laws and regulations that apply to the Company and the Bank are described below.
On February 26, 2015, the Company announced that its operating subsidiary, the Bank, had successfully completed its conversion from a federally-chartered savings association to a South Dakota state-chartered banking corporation. The Bank was previously regulated primarily by the Office of the Comptroller of the Currency. After the Bank’s conversion, the Bank became subject to primary regulation by the South Dakota DOB. As an FDIC-insured commercial bank chartered under the laws of South Dakota, the Bank is a non- member of the Federal Reserve System. Consequently, the FDIC and the South Dakota DOB are the primary regulators of the Bank.
In connection with the Bank’s conversion, the Company also successfully completed its conversion from a savings and loan holding company to a bank holding company registered with the Federal Reserve. As a registered bank holding company, the Company is required to file reports with, and otherwise comply with, the rules and regulations of the Federal Reserve. It must also continue to file annual, quarterly and other reports with the Securities and Exchange Commission (“SEC”), and otherwise comply with relevant federal securities laws, as discussed below. As the owner of a South Dakota-chartered bank, the Company is also subject to supervision and examination by the South Dakota DOB.
Permissible Activities for Bank Holding Companies
In general, the Bank Holding Company Act (the “BHC Act”) limits the business of bank holding companies to banking, managing or controlling banks and other activities that the Federal Reserve has determined to be so closely related to banking as to be a proper incident thereto.
Bank holding companies that qualify and elect to be treated as “financial holding companies” may engage in a broad range of additional activities that are (i) financial in nature or incidental to such financial activities or (ii) complementary to a financial activity and do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. These activities include securities underwriting and dealing, insurance underwriting and making merchant banking investments.
The BHC Act does not place territorial restrictions on permissible non-banking activities of bank holding companies. The Federal Reserve has the power to order any bank holding company or its subsidiaries to terminate any activity or to terminate its ownership or control of any subsidiary when the Federal Reserve has reasonable grounds to believe that continuing such activity, ownership or control constitutes a serious risk to the financial soundness, safety or stability of any bank subsidiary of the bank holding company.
Permissible Activities for Banks
As a South Dakota-chartered commercial bank, the Bank’s business is generally limited to activities permitted by South Dakota law and any applicable federal laws. Under the South Dakota Banking Code, the Bank may generally engage in all usual banking activities, including taking commercial and saving deposits; lending money on personal and real security; issuing letters of credit; buying, discounting, and negotiating promissory notes, bonds, drafts and other forms of indebtedness; buying and selling currency and, subject to certain limitations, certain investment securities; engaging in all facets of the insurance business; and maintaining safe deposit boxes on premises. In addition to activities expressly permitted under the South Dakota Banking Code, South Dakota permits its state-chartered commercial banks to engage in certain activities permissible for national banks doing business in South Dakota.
South Dakota law also imposes restrictions on the Bank’s activities and corporate governance requirements intended to ensure the safety and soundness of the Bank. For example, South Dakota law requires the Bank’s officers to be elected annually and the election of each officer to be confirmed by the Director of the South Dakota DOB. In addition, South Dakota law also requires at least 75% of the Bank’s board of directors be U.S. citizens. The Bank is also restricted under South Dakota law from investing in certain types of investment securities and is generally limited in the amount of money it can lend to a single borrower or invest in securities issued by a single issuer (in each case, 20% of the Bank’s capital stock and surplus plus 10% of the Bank’s undivided profits).

The Dodd-Frank Act
Major financial reform legislation, known as the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), was signed into law by the President in July 2010. Many of the provisions of the Dodd-Frank Act affecting the Company and Bank have effective dates ranging from immediately upon enactment of the legislation to several years following enactment of the Dodd-Frank Act. Among other things, the Dodd-Frank Act created additional regulatory requirements impacting the Company and its affiliates, including those related to capitalization and management, dividends, incentive compensation, consumer financial protection, deposit insurance, and transactions with affiliates, as discussed below.
In connection with the Dodd-Frank Act, the regulators also recently adopted the final Volcker Rule, amending the BHC Act to generally prohibit banking entities from engaging in the short-term proprietary trading of securities and derivatives for their own account and bar them from having certain relationships with hedge funds or private equity funds. In December 2013, federal regulators adopted final rules to implement the Volcker Rule that became effective in April 2014. The Federal Reserve, however, issued an order extending the period that institutions have to conform their activities to certain requirements of the Volcker Rule to July 21, 2015. Banks with less than $10 billion in total consolidated assets, such as the Bank, that do not engage in any covered activities, other than trading in certain government, agency, state or municipal obligations, do not have any significant compliance obligations under the rules implementing the Volcker Rule. We are continuing to evaluate the effects of the Volcker Rules on our business, but we do not currently anticipate that the Volcker Rule will have a material effect on our operations.
Among the Dodd-Frank Act's significant regulatory changes, it created a new federal consumer protection agency, the Consumer Financial Protection Bureau (“CFPB”), that is empowered to promulgate new consumer protection regulations and revise existing regulations in many areas of consumer protection, including with respect to mortgage lending. As discussed below, the CFPB has exclusive authority to issue regulations, orders and guidance to administer and implement the objectives of federal consumer protection laws. The Dodd-Frank Act also transferred the enforcement authority over certain large institutions with respect to compliance with the federal consumer protection laws from the existing banking agencies to the CFPB. The Company and Bank are continuing to closely monitor and evaluate developments under the Dodd-Frank Act with respect to our business, financial condition, results of operations and prospects.
The following discussion is intended to provide a summary of the material statutes and regulations applicable to bank holding companies and state-chartered banking corporations with activity and size profiles that are similar to those of the Company and Bank, respectively, and does not purport to be a comprehensive description of all such statutes and regulations.
Capital Adequacy
Banks and bank holding companies are subject to various regulatory capital requirements administered by state and federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weighting and other factors.
The Federal Reserve and the FDIC have substantially similar risk-based capital ratio and leverage ratio guidelines for banking organizations. The risk-based guidelines are intended to ensure that banking organizations have adequate capital given the risk levels of assets and off-balance sheet financial instruments. Under the guidelines, banking organizations are required to maintain minimum ratios for Tier 1 capital and total capital to risk-weighted assets (including certain off-balance sheet items, such as letters of credit). For purposes of calculating the ratios, a banking organization’s assets and some of its specified off-balance sheet commitments and obligations are assigned to various risk categories. A depository institution’s or holding company’s capital, in turn, is classified in one of two tiers, depending on type:
Core Capital (Tier 1). Tier 1 capital includes common equity, retained earnings, qualifying non-cumulative perpetual preferred stock, a limited amount of qualifying cumulative perpetual stock at the holding company level, minority interests in equity accounts of consolidated subsidiaries, qualifying trust preferred securities, less goodwill, most intangible assets and certain other assets; and
Supplementary Capital (Tier 2). Tier 2 capital includes, among other things, perpetual preferred stock and trust preferred securities not meeting the Tier 1 definition, qualifying mandatory convertible debt securities, qualifying subordinated debt, and allowances for possible loan and lease losses, subject to limitations.
As of December 31, 2014, bank holding companies were required to maintain Tier 1 capital and “total capital” (the sum of Tier 1 and Tier 2 capital) equal to at least 4.00% and 8.00%, respectively, of its total risk-weighted assets. As of December 31, 2014, depository institutions are required to maintain similar capital levels under capital adequacy guidelines. See “New Capital Rules” below.

Bank holding companies and banks were also required to comply with minimum leverage ratio requirements. The leverage ratio is the ratio of a banking organization’s Tier 1 capital to its total adjusted quarterly average assets (as defined for regulatory purposes). The requirements as of December 31, 2014 necessitate a minimum leverage ratio of 3.00% for bank holding companies and banks that have the highest supervisory rating. All other bank holding companies and banks are required to maintain a minimum leverage ratio of 4.00%, unless a different minimum is specified by an appropriate regulatory authority. For a depository institution to be considered “well-capitalized” under the regulatory framework for prompt corrective action, its leverage ratio must be at least 5.00%.
New Capital Rules
In July 2013, the federal banking regulators issued new regulations relating to capital, referred to as the “Basel III Rules.” The Basel III Rules apply to both depository institutions and their holding companies. Although parts of the Basel III Rules apply only to large, complex financial institutions, substantial portions of the Basel III Rules apply to the Bank and the Company. The Basel III Rules include requirements contemplated by the Dodd-Frank Act as well as certain standards initially adopted by the Basel Committee on Banking Supervision in December 2010.
The Basel III Rules include new risk-based and leverage capital ratio requirements and refine the definition of what constitutes “capital” for purposes of calculating those ratios. Effective January 1, 2015, the minimum capital level requirements applicable to the Company and the Bank under the Basel III Rules are: (i) a new common equity Tier 1 risk-based capital ratio of 4.5%; (ii) a Tier 1 risk-based capital ratio of 6% (increased from 4%); (iii) a total risk-based capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. Common equity Tier 1 capital consists of retained earnings and common stock instruments, subject to certain adjustments, as well as accumulated other comprehensive income (“AOCI”) except to the extent that the Company and the Bank exercise a one-time irrevocable option to exclude certain components of AOCI.
The Basel III Rules also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum risk-based capital requirements. The conservation buffer, when added to the capital requirements, will result in the following minimum ratios: (i) a common equity Tier 1 risk-based capital ratio of 7.0%, (ii) a Tier 1 risk-based capital ratio of 8.5%, and (iii) a total risk-based capital ratio of 10.5%. The new capital conservation buffer requirement is to be phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase by that amount each year until fully implemented in January 2019. An institution would be subject to limitations on certain activities including payment of dividends, share repurchases and discretionary bonuses to executive officers if its capital level is below the buffered ratio. Although these new capital ratios do not become fully phased in until 2019, it is anticipated that the banking regulators will expect bank holding companies and banks to meet these requirements well ahead of that date.
The Basel III Rules also revise the prompt corrective action framework (as discussed below), which is designed to place restrictions on insured depository institutions, including the Bank, if their capital levels do not meet certain thresholds. These revisions became effective January 1, 2015. The prompt correction action rules include a common equity Tier 1 capital component and increase certain other capital requirements for the various thresholds. As of January 1, 2015, insured depository institutions are required to meet the following capital levels in order to qualify as “well-capitalized:” (i) a new common equity Tier 1 risk-based capital ratio of 6.5%; (ii) a Tier 1 risk-based capital ratio of 8% (increased from 6%); (iii) a total risk-based capital ratio of 10% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 5% (unchanged from current rules).
The Federal Reserve may also set higher capital requirements for holding companies whose circumstances warrant it. For example, holding companies experiencing internal growth or making acquisitions are expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. At this time, the bank regulatory agencies are more inclined to impose higher capital requirements to meet well-capitalized standards and future regulatory change could impose higher capital standards as a routine matter. The Bank, as a matter of prudent management, targets as its goal the maintenance of capital ratios which exceed these minimum requirements and that are consistent with the Bank’s risk profile.
The Basel III Rules set forth certain changes in the methods of calculating certain risk-weighted assets, which in turn will affect the calculation of risk based ratios. Under the Basel III Rules, higher or more sensitive risk weights would be assigned to various categories of assets, including certain credit facilities that finance the acquisition, development or construction of real property, certain exposures or credits that are 90 days past due or on nonaccrual, foreign exposures and certain corporate exposures. In addition, these rules include greater recognition of collateral and guarantees, and revised capital treatment for derivatives and repo-style transactions.

Dividends; Stress Testing
The Company is a legal entity separate and distinct from its banking subsidiary. As a bank holding company, the Company is subject to certain restrictions on its ability to pay dividends under applicable banking laws and regulations. Federal bank regulators are authorized to determine under certain circumstances relating to the financial condition of a bank holding company or a bank that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. In particular, federal bank regulators have stated that paying dividends that deplete a banking organization’s capital base to an inadequate level would be an unsafe and unsound banking practice and that banking organizations should generally pay dividends only out of current operating earnings. In addition, in the current financial and economic environment, the Federal Reserve has indicated that bank holding companies should carefully review their dividend policy and has discouraged payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong.
In addition to the restrictions discussed above, the Bank is subject to limitations under South Dakota law regarding the level of dividends that it may pay to the Company. In general, dividends by the Bank may only be declared from its net profits and may be declared no more than once per calendar quarter. The approval of the South Dakota Director of Banking is required if the Bank seeks to pay aggregate dividends during any calendar year that would exceed the sum of its net profits from the year to date and retained net profits from the preceding two years, minus any required transfers to surplus. During the fiscal year ended June 30, 2015, the Bank paid cash dividends to the Company totaling $5.3 million.
In October 2012, as required by the Dodd-Frank Act, the Federal Reserve and the FDIC published final rules regarding company-run stress testing. These rules require bank holding companies and banks with average total consolidated assets greater than $10 billion to conduct an annual company-run stress test of capital, consolidated earnings and losses under one base and at least two stress scenarios provided by the federal bank regulators. We are monitoring the effects of these stress testing requirements on our business, but we do not currently anticipate a material effect on our operations.
Incentive Compensation
The Dodd-Frank Act requires the federal bank regulators and the SEC to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities, including the Company and the Bank, having at least $1 billion in total assets, that encourage inappropriate risks by providing an executive officer, employee, director or principal stockholder with excessive compensation, fees, or benefits or that could lead to material financial loss to the entity. Provisions of the Dodd-Frank Act also require the issuance of new rules and regulations by federal bank regulators and the SEC with respect to executive compensation disclosures, executive compensation clawback policies, incentive-based compensation disclosures and prohibitions, the mandatory creation of independent compensation committees, non-binding shareholder voting on payments to named executive officers in connection with merger and acquisition transactions, non-binding shareholder voting on compensation of executives, proxy access, and disclosures regarding chairman and chief executive officer positions. With respect to enhanced disclosure of incentive-based compensation arrangements, the agencies proposed such regulations in April 2011, but the regulations have not been finalized. If the regulations are adopted in the form initially proposed, they will impose limitations on the manner in which we may structure compensation for our executives.
In June 2010, the Federal Reserve and FDIC issued comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (1) provide incentives that appropriately balance risk and financial results in a manner that does not encourage employees to expose their organizations to imprudent risk, (2) be compatible with effective internal controls and risk management and (3) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. These three principles are incorporated into the proposed joint compensation regulations under the Dodd-Frank Act, discussed above.
The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations that are not “large, complex banking organizations.” These reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

Consumer Financial Protection
We are subject to a number of federal and state consumer protection laws that extensively govern our relationship with our customers. These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Truth Savings Act, the Electronic Fund Transfer Act, the Expedited Funds Availability Act, the Home Mortgage Disclosure Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Fair Debt Collection Practices Act, the Service Members Civil Relief Act and these laws’ respective state-law counterparts, as well as state usury laws and laws regarding unfair and deceptive acts and practices. These and other federal laws, among other things, require disclosures of the cost of credit and terms of deposit accounts, provide substantive consumer rights, prohibit discrimination in credit transactions, regulate the use of credit report information, provide financial privacy protections, prohibit unfair, deceptive and abusive practices, restrict our ability to raise interest rates and subject us to substantial regulatory oversight. Violations of applicable consumer protection laws can result in significant potential liability from litigation brought by customers, including actual damages, restitution and attorneys’ fees. Federal bank regulators, state attorneys general and state and local consumer protection agencies may also seek to enforce consumer protection requirements and obtain these and other remedies, including regulatory sanctions, customer rescission rights, action by the state and local attorneys general in each jurisdiction in which we operate and civil money penalties. Failure to comply with consumer protection requirements may also result in our failure to obtain any required bank regulatory approval for merger or acquisition transactions we may wish to pursue or our prohibition from engaging in such transactions even if approval is not required.
The Dodd-Frank Act created a new, independent federal agency, the CFPB, which was granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws. The CFPB is also authorized to engage in consumer financial education, track consumer complaints, request data and promote the availability of financial services to underserved consumers and communities. Although all institutions are subject to rules adopted by the CFPB and examination by the CFPB in conjunction with examinations by the institution’s primary federal regulator, the CFPB has primary examination and enforcement authority over institutions with assets of $10 billion or more. The FDIC has primary responsibility for examination of the Bank and enforcement with respect to federal consumer protection laws so long as the Bank has total consolidated assets of less than $10 billion, and state authorities are responsible for monitoring our compliance with all state consumer laws. The CFPB also has the authority to require reports from institutions with less than $10 billion in assets, such as the Bank, to support the CFPB in implementing federal consumer protection laws, supporting examination activities, and assessing and detecting risks to consumers and financial markets.
The consumer protection provisions of the Dodd-Frank Act and the examination, supervision and enforcement of those laws and implementing regulations by the CFPB have created a more intense and complex environment for consumer finance regulation. The CFPB has significant authority to implement and enforce federal consumer finance laws, including the Truth in Lending Act, the Equal Credit Opportunity Act and new requirements for financial services products provided for in the Dodd-Frank Act, as well as the authority to identify and prohibit unfair, deceptive or abusive acts and practices. The review of products and practices to prevent such acts and practices is a continuing focus of the CFPB, and of banking regulators more broadly. The ultimate impact of this heightened scrutiny is uncertain but could result in changes to pricing, practices, products and procedures. It could also result in increased costs related to regulatory oversight, supervision and examination, additional remediation efforts and possible penalties. In addition, the Dodd-Frank Act provides the CFPB with broad supervisory, examination and enforcement authority over various consumer financial products and services, including the ability to require reimbursements and other payments to customers for alleged legal violations and to impose significant penalties, as well as injunctive relief that prohibits lenders from engaging in allegedly unlawful practices. The CFPB also has the authority to obtain cease and desist orders providing for affirmative relief or monetary penalties. The Dodd-Frank Act does not prevent states from adopting stricter consumer protection standards. State regulation of financial products and potential enforcement actions could also adversely affect our business, financial condition or results of operations.
Recently, banking regulatory agencies have increasingly used a general consumer protection statute to address “unethical” or otherwise “bad” business practices that may not necessarily fall directly under the purview of a specific banking or consumer finance law. The law of choice for enforcement against such business practices has been Section 5 of the Federal Trade Commission Act (the “FTCA”), which is the primary federal law that prohibits unfair or deceptive acts or practices (“UDAPs”), and unfair methods of competition in or affecting commerce. “Unjustified consumer injury” is the principal focus of the FTCA. Prior to the Dodd-Frank Act, there was little formal guidance to provide insight to the parameters for compliance with UDAP laws and regulations. However, UDAP laws and regulations have been expanded under the Dodd-Frank Act to apply to unfair, deceptive or abusive acts or practices (“UDAAPs”), which have been delegated to the CFPB for supervision. The CFPB has published a Supervision and Examination Manual that addresses compliance with and the examination of UDAAPs.

Liquidity Requirements
Historically, the regulation and monitoring of bank and bank holding company liquidity has been addressed as a supervisory matter, without required formulaic measures. The Basel III final framework requires banks and bank holding companies to measure their liquidity against specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, going forward would be required by regulation. One test, referred to as the liquidity coverage ratio (“LCR”), is designed to ensure that the banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to the entity’s expected net cash outflow for a 30-day time horizon (or, if greater, 25% of its expected total cash outflow) under an acute liquidity stress scenario. The other test, referred to as the net stable funding ratio (“NSFR”), is designed to promote more medium- and long-term funding of the assets and activities of banking entities over a one-year time horizon. These requirements will incentivize banking entities to increase their holdings of U.S. Treasury securities and other sovereign debt as a component of assets and increase the use of long-term debt as a funding source.
In September 2014, the federal bank regulators approved final rules implementing the LCR for advanced approaches banking organizations (i.e., banking organizations with $250 billion or more in total consolidated assets or $10 billion or more in total on-balance sheet foreign exposure) and a modified version of the LCR for bank holding companies with at least $50 billion in total consolidated assets that are not advanced approach banking organizations, neither of which would apply to the Company or the Bank. The federal bank regulators have not yet proposed rules to implement the NSFR, but the Federal Reserve has stated its intent to adopt a version of this measure as well. We are monitoring the effects of these liquidity requirements on our business, but we do not currently anticipate a material effect on our operations.
Source of Strength
Regulations and historical practice of the Federal Reserve have required bank holding companies to serve as a source of financial strength for their subsidiary banks. The Dodd-Frank Act codified this requirement, but added managerial strength to the requirement, and extended it to all companies that control an insured depository institution. Accordingly, the Company is now required to act as a source of financial and managerial strength for the Bank. The appropriate federal banking regulators are required by the Dodd-Frank Act to issue final rules to carry out this requirement.
Community Reinvestment Act of 1977
Under the Community Reinvestment Act of 1977 (the “CRA”), the Bank has an obligation, consistent with safe and sound operations, to help meet the credit needs of the market areas where it operates, which includes providing credit to low- and moderate-income individuals and communities. In connection with its examination of the Bank, the FDIC is required to assess the Bank’s compliance with the CRA. The Bank’s failure to comply with the CRA could, among other things, result in the denial or delay in certain corporate applications filed by the Company or the Bank, including applications for branch openings or relocations and applications to acquire, merge or consolidate with another banking institution or holding company.
The CRA requires all institutions to make public disclosure of their CRA ratings. The Bank received a rating of “satisfactory” in its most recent CRA examination, which was completed as of evaluation date June 14, 2012.
Safety and Soundness Standards
The Federal Deposit Insurance Act, as amended (the "FDIA"), requires the federal bank regulators to prescribe standards, by regulations or guidelines relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, stock valuation and compensation, fees and benefits, and such other operational and managerial standards as the agencies deem appropriate. Guidelines adopted by the federal bank regulatory agencies establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. In general, these guidelines require, among other things, appropriate systems and practices to identify and manage the risk and exposures specified in the guidelines. These guidelines also prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholder. In addition, the agencies adopted regulations that authorize, but do not require, an agency to order an institution that has been given notice by an agency that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an acceptable compliance plan, the bank regulator must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized institution may be subject under the FDIA. If an institution fails to comply with such an order, the bank regulator may seek to enforce such order in judicial proceedings and to impose civil money penalties.

Prompt Corrective Action Framework
The FDIA requires among other things, the federal banking agencies to take “prompt corrective action” in respect of depository institutions that do not meet minimum capital requirements. The FDIA sets forth the following five capital tiers: “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A depository institution’s capital tier will depend upon how its capital levels compare with various relevant capital measures and certain other factors, as established by regulation. The relevant capital measures are the total capital ratio, the Tier 1 capital ratio and the leverage ratio.
As of December 31, 2014, a bank would be: (i) “well-capitalized” if the institution has a total risk-based capital ratio of 10.00% or greater, a Tier 1 risk-based capital ratio of 6.00% or greater, and a leverage ratio of 5.00% or greater, and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure; (ii) “adequately capitalized” if the institution has a total risk-based capital ratio of 8.00% or greater, a Tier 1 risk-based capital ratio of 4.00% or greater, and a leverage ratio of 4.00% or greater and is not “well-capitalized;” (iii) “undercapitalized” if the institution has a total risk-based capital ratio that is less than 8.00%, a Tier 1 risk-based capital ratio of less than 4.00% or a leverage ratio of less than 4.00%; (iv) “significantly undercapitalized” if the institution has a total risk-based capital ratio of less than 6.00%, a Tier 1 risk-based capital ratio of less than 3.00% or a leverage ratio of less than 3.00%; and (v) “critically undercapitalized” if the institution’s tangible equity is equal to or less than 2.00% of average quarterly tangible assets. An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. A bank’s capital category is determined solely for the purpose of applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects for other purposes.
The FDIA generally prohibits a depository institution from making any capital distributions (including payment of a dividend) or paying any management fee to its bank holding company if the depository institution would thereafter be “undercapitalized.” “Undercapitalized” institutions are subject to growth limitations and are required to submit a capital restoration plan. The agencies may not accept such a plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. In addition, for a capital restoration plan to be acceptable, the depository institution’s bank holding company must guarantee that the institution will comply with such capital restoration plan. The bank holding company must also provide appropriate assurances of performance. The aggregate liability of the bank holding company is limited to the lesser of: (i) an amount equal to 5.00% of the depository institution’s total assets at the time it became undercapitalized; and (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a depository institution fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.”
“Significantly undercapitalized” depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become “adequately capitalized,” requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. “Critically undercapitalized” institutions are subject to the appointment of a receiver or conservator.
The appropriate federal banking agency may, under certain circumstances, reclassify a well-capitalized insured depository institution as adequately capitalized. The FDIA provides that an institution may be reclassified if the appropriate federal banking agency determines (after notice and opportunity for hearing) that the institution is in an unsafe or unsound condition or deems the institution to be engaging in an unsafe or unsound practice.
The appropriate agency is also permitted to require an adequately capitalized or undercapitalized institution to comply with the supervisory provisions that would be applicable if the institution were in the next lower category (but not treat a significantly undercapitalized institution as critically undercapitalized) based on supervisory information other than the capital levels of the institution.

The following table reflects the updated regulatory capital rules and the reported amounts at June 30, 2015.

	Actual		Requirement		Excess over Requirement
	Amount	Percent	Amount	Percent	Amount	Percent
Tier I capital (to average assets)
Bank	$121,306	10.39%	$46,713	4.00%	$74,593	6.39%
Consolidated	125,550	10.73	46,811	4.00	$78,739	6.73%
Tier I capital (to risk-weighted assets)
Bank	121,306	12.16	59,831	6.00	$61,475	6.16%
Consolidated	125,550	12.58	59,904	6.00	$65,646	6.58%
Common equity tier I capital (to risk-weighted assets)
Bank	121,306	12.16	44,873	4.50	$76,433	7.66%
Consolidated	101,550	10.17	44,928	4.50	$56,622	5.67%
Risk-based capital (to risk-weighted assets)
Bank	132,485	13.29	79,774	8.00	$52,711	5.29%
Consolidated	136,829	13.70	79,872	8.00	$56,957	5.70%

Deposit Insurance
FDIC Insurance Assessments. As an FDIC-insured bank, the Bank must pay deposit insurance assessments to the FDIC based on its average total assets minus its average tangible equity. As an institution with less than $10 billion in assets, the Bank’s assessment rates are based on its risk classification (i.e., the level of risk it poses to the FDIC’s deposit insurance fund). Institutions classified as higher risk pay assessments at higher rates than institutions that pose a lower risk. For institutions with $10 billion or more in assets, the FDIC uses a performance score and a loss-severity score that are used to calculate an initial assessment rate. In calculating these scores, the FDIC uses a bank’s capital level and regulatory supervisory ratings and certain financial measures to assess an institution’s ability to withstand asset-related stress and funding-related stress. The FDIC also has the ability to make discretionary adjustments to the total score based upon significant risk factors that are not adequately captured in the calculations. In addition to ordinary assessments described above, the FDIC has the ability to impose special assessments in certain instances. All deposits of the Bank are insured up to $250,000 per depositor for each account ownership category.
The Dodd-Frank Act revised the FDIC’s fund management authority by setting requirements for the Designated Reserve Ratio (“DRR”) and redefining the assessment base, which is used to calculate banks’ quarterly assessments. The reserve ratio is the Deposit Insurance Fund’s (“DIF”) balance divided by estimated insured deposits. In response to these statutory revisions, the FDIC developed a comprehensive, long-term management plan for the DIF designed to reduce pro-cyclicality and achieve moderate, steady assessment rates throughout economic and credit cycles while also maintaining a positive fund balance even during a banking crisis. The FDIC board adopted the existing assessment rate schedules and a 2.0% DRR pursuant to this plan.
Under the FDIA, the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.
Other Assessments. The Financing Corporation (the “FICO”), established by the Competitive Equality Banking Act of 1987, is a mixed-ownership government corporation whose sole purpose was to function as a financing vehicle for the Federal Savings & Loan Insurance Corporation (the “FSLIC”). Effective December 12, 1991, as provided by the Resolution Trust Corporation Refinancing, Restructuring and Improvement Act of 1991, the FICO’s ability to issue new debt was terminated. Outstanding FICO bonds, which are 30-year noncallable bonds with a principal amount of approximately $8.1 billion, mature in 2017 through 2019.
The FICO has assessment authority, separate from the FDIC’s authority to assess risk-based premiums for deposit insurance, to collect funds from FDIC-insured institutions sufficient to pay interest on FICO bonds. The FDIC acts as collection agent for the FICO. The Deposit Insurance Funds Act 1996 (the “DIFA”) authorized the FICO to assess both BIF- and SAIF-insured deposits, and require the BIF rate to equal one-fifth the SAIF rate through year-end 1999, or until the insurance funds are merged, whichever occurs first. Since the first quarter of 2000, all FDIC-insured deposits have been assessed at the same rate by FICO. Effective March 31, 2006, the BIF and SAIF were merged into the newly created DIF. The FICO assessment rate is adjusted quarterly to reflect changes in the assessment base as determined from the quarterly Call Report submissions.
Trust Activities Regulation
The Bank, through its trust department, acts as trustee, personal representative, administrator, guardian, custodian, record keeper, agent, registrar, advisor and manager for various accounts. The Bank derives its trust powers from state law, which is administered through the Bank’s chartering authority, the South Dakota DOB. State law defines activities constituting fiduciary or trust powers. As a result, the Bank’s primary federal regulator, the FDIC, does not directly regulate trust activities and generally defers to state law in these matters. Furthermore, state nonmember banks such as the Bank must obtain authority to exercise trust powers from the applicable state in which they operate, and other states may limit the authority of out-of-state entities to engage in fiduciary activities within their borders. In 1996, the Conference of State Bank Supervisors, the FDIC, and the Board signed an interstate banking and branching agreement for state-chartered banks. This agreement, revised in December 1997, allows states to adopt laws permitting interstate operation of trust businesses. To date, 42 states have signed the agreement, which lays out the framework for the supervision and regulation of multi-state trust institutions.
Privacy Regulations
Pursuant to regulations implementing the Gramm-Leach-Bliley Act of 1999, the Bank is required to adopt procedures to protect customers' "nonpublic personal information." The regulations generally require that the Bank disclose its privacy policy, including identifying with whom it shares a customer's "nonpublic personal information," to customers at the time of establishing the customer relationship and annually thereafter. In addition, the Bank is required to provide its customers with the ability to "opt-out" of having it share their personal information with unaffiliated third parties and not to disclose account numbers or access codes to nonaffiliated third parties for marketing purposes. The Bank currently has a privacy protection policy in place.
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

Federal Home Loan Bank System
The Bank is a member of the FHLB of Des Moines, which is one of 11 regional FHLBs that administer the home financing credit function of commercial banks. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB system. It makes loans (i.e., advances) to members in accordance with policies and procedures established by the Board of Directors of the FHLB. These policies and procedures are subject to the regulation and oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. The Bank, as a member of the FHLB of Des Moines, is required to acquire and hold shares of capital stock in the FHLB of Des Moines equal to 0.12% of the total assets of the Bank at December 31 annually. The Bank is also required to own activity-based stock, which is based on a percentage of the Bank's outstanding advances. These percentages are subject to change at the discretion of the FHLB Board of Directors.
The Bank receives dividends on its FHLB stock, subject to approval by the FHLB. For the fiscal year ended June 30, 2015, dividends paid by the FHLB of Des Moines to the Bank totaled $197,000, which constitutes a $42,000 decrease compared to the amount of dividends received in fiscal 2014.
Anti-Money Laundering
A major focus of governmental policy on financial institutions in recent years has been aimed at combating money laundering and terrorist financing. The USA Patriot Act of 2001 (the “USA Patriot Act”), substantially broadened the scope of United States anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. Financial institutions are also prohibited from entering into specified financial transactions and account relationships and must use enhanced due diligence procedures in their dealings with certain types of high-risk customers and implement a written customer identification program. Financial institutions must take certain steps to assist government agencies in detecting and preventing money laundering and report certain types of suspicious transactions. Regulatory authorities routinely examine financial institutions for compliance with these obligations, and failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required. Regulatory authorities have imposed cease and desist orders and civil money penalties against institutions found to be violating these obligations.
Office of Foreign Assets Control Regulation
The U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”) administers and enforces economic and trade sanctions against targeted foreign countries and regimes, under authority of various laws, including designated foreign countries, nationals and others. OFAC publishes lists of specially designated targets and countries. The Company and the Bank are responsible for, among other things, blocking accounts of, and transactions with, such targets and countries, prohibiting unlicensed trade and financial transactions with them and reporting blocked transactions after their occurrence. Failure to comply with these sanctions could have serious legal and reputational consequences, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required.
Restrictions on Transactions with Affiliates
Transactions between the Bank on the one hand, and the Company, on the other hand, are regulated under federal banking law. The Federal Reserve Act imposes quantitative and qualitative requirements and collateral requirements on covered transactions by the Bank with, or for the benefit of, its affiliates, and generally requires those transactions to be on terms at least as favorable to the Bank as if the transaction were conducted with an unaffiliated third party. The Dodd-Frank Act also includes several provisions that tighten affiliate transaction rules, as well as the insider lending provisions set forth in other federal banking laws.
Covered transactions are defined by statute to include a loan or extension of credit, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the Federal Reserve) from the affiliate, certain derivative transactions that create a credit exposure to an affiliate, the acceptance of securities issued by the affiliate as collateral for a loan, and the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. In general, any such transaction by the Bank or its subsidiaries must be limited to certain thresholds on an individual and aggregate basis and, for credit transactions with any affiliate, must be secured by designated amounts of specified collateral.
Federal law also limits a bank’s authority to extend credit to its directors, executive officers and 10% stockholders, as well as to entities controlled by such persons. Among other things, extensions of credit to insiders are required to be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons. Also, the terms of such extensions of credit may not involve more than the normal risk of non-repayment or present other unfavorable features and may not exceed certain limitations on the amount of credit extended to such persons individually and in the aggregate.

Reserve Requirements
The Bank is subject to Federal Reserve regulations under which depository institutions may be required to maintain noninterest-earning reserves against their deposit accounts and certain other liabilities. Currently, reserves must be maintained against transaction accounts (primarily negotiable order of withdrawal accounts and checking accounts). The regulations generally require that for 2015 reserves be maintained in the amount of 3.0% of the aggregate of transaction accounts over $14.5 million up to $103.6 million. Net transaction accounts up to $14.5 million are exempt from reserve requirements. The amount of aggregate transaction accounts in excess of $103.6 million is subject to a reserve ratio of 10.0%. The amounts of transaction accounts subject to the various reserve ratios are generally adjusted by the Federal Reserve annually.
Risk Retention
The Dodd-Frank Act requires that, subject to certain exemptions, sponsors of mortgage- and other asset-backed securities retain not less than 5% of the credit risk of the related mortgage loans or other assets. On November 19, 2014, the federal banking regulators, together with the SEC, the Federal Housing Finance Agency and the Department of Housing and Urban Development, issued a final rule implementing this requirement. Generally, the final rule provides various ways in which the retention of risk requirement can be satisfied and also describe exemptions from the retention requirements for various types of assets, including mortgage loans.
Concentrated Commercial Real Estate Lending Regulations
The federal banking regulatory agencies have promulgated guidance governing financial institutions with concentrations in commercial real estate lending. The guidance provides that a bank has a concentration in commercial real estate lending if (1) total reported loans for acquisition, construction, land development, and other land represent 100.0% or more of total capital, or (2) total reported loans secured by multifamily and nonfarm residential properties and loans for acquisition, construction, land development, and other land represent 300.0% or more of total capital and the bank’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months. Owner occupied loans are excluded from this second category. If a concentration is present, management must employ heightened risk management practices that address, among other things, board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and maintenance of increased capital levels as needed to support the level of commercial real estate lending.
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
The Dodd-Frank Act also imposed additional requirements with respect to incentive compensation, as discussed in the “Financial Compensation” section above. Under the Dodd-Frank Act, federal bank regulators and the SEC are required to establish joint regulations or guidelines that prohibit incentive-based payment arrangements that encourage inappropriate risks by providing an executive officer, employee, director or principal stockholder with excessive compensation, fees, or benefits or that could lead to material financial loss to the entity. To fulfill its mandate, the SEC has proposed Rule 10D-1 to the Securities Exchange Act of 1934, which directs registered stock exchanges to require listed companies to develop and implement policies that, in the event they are required to issue restatements, result in the recovery of erroneously paid incentive-based compensation.

Acquisitions by Bank Holding Companies
The BHC Act, the Bank Merger Act, the South Dakota Banking Code and other federal and state statutes regulate acquisitions of commercial banks and other FDIC-insured depository institutions. We must obtain the prior approval of the Federal Reserve before (i) acquiring more than 5% of the voting stock of any FDIC-insured depository institution or other bank holding company (other than directly through our bank), (ii) acquiring all or substantially all of the assets of any bank or bank holding company, or (iii) merging or consolidating with any other bank holding company. Under the Bank Merger Act, the prior approval of the FDIC is required for the Bank to merge with another bank or purchase all or substantially all of the assets or assume any of the deposits of another FDIC-insured depository institution. In reviewing applications seeking approval of merger and acquisition transactions, bank regulators consider, among other things, the competitive effect and public benefits of the transactions, the capital position and managerial resources of the combined organization, the risks to the stability of the U.S. banking or financial system, the applicant’s performance record under the Community Reinvestment Act of 1977, or the CRA, the applicant’s compliance with fair housing and other consumer protection laws and the effectiveness of all organizations involved in combating money laundering activities. In addition, failure to implement or maintain adequate compliance programs could cause bank regulators not to approve an acquisition where regulatory approval is required or to prohibit an acquisition even if approval is not required.
Delaware General Corporation Law
We are incorporated under the laws of the State of Delaware. Thus, the rights of our stockholders are governed by the Delaware General Corporation Law.
Future Legislation and Regulation
Congress may enact legislation from time to time that affects the regulation of the financial services industry, and state legislatures may enact legislation from time to time affecting the regulation of financial institutions chartered by or operating in those states. Federal and state regulatory agencies also periodically propose and adopt changes to their regulations or change the manner in which existing regulations are applied. The substance or impact of pending or future legislation or regulation, or the application thereof, cannot be predicted, although enactment of the proposed legislation could impact the regulatory structure under which we operate and may significantly increase our costs, impede the efficiency of our internal business processes, require us to increase our regulatory capital and modify our business strategy, and limit our ability to pursue business opportunities in an efficient manner. Our business, financial condition, results of operations or prospects may be adversely affected, perhaps materially, as a result.
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
To the extent net income appropriated to a commercial bank's bad debt reserves for "qualifying real property loans" and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the association's supplemental reserves for losses on loans ("Excess"), such Excess may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). At June 30, 2015, the Bank's Excess for tax purposes totaled approximately $4.8 million. The Bank does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserves.
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
Taxation in Other States.    Mid America Capital is required to file state income tax returns in those states which lessees have operations. The total taxes paid in the year ended June 30, 2015 were not material to the operation of the Company.
Executive Officers
The following table lists the executive officers of the Company and the Bank at September 2, 2015:

Name	Position with the Company
Stephen M. Bianchi	President and Chief Executive Officer of the Company
Brent R. Olthoff	Senior Vice President, Chief Financial Officer and Treasurer of the Company
Michael Westberg	Senior Vice President/Chief Credit Officer of the Bank
Jon M. Gadberry	Senior Vice President/Wealth Management of the Bank
Kimberly A. Perry-Donohue	Senior Vice President/Human Resources
Wendy A. Wills	Senior Vice President/Corporate Strategy of the Bank
Bruce E. Hanson, CPA	Vice President, Controller of the Bank

Business Experience of each Executive Officer
        STEPHEN M. BIANCHI, age 51, has served as the Chief Executive Officer of the Company and the Bank since October 2011, and as President of the Twin Cities market for the Bank since April 2010.  Prior to joining the Bank, he worked at Associated Bank from 2006 to 2010, where he held positions including Senior Vice President, Minnesota Regional President and Minnesota Regional Commercial Banking Manager.  Before that, he was Twin Cities Business Banking Manager for Wells Fargo Bank, where he held several other banking and management positions nearly 14 years. Mr. Bianchi received his B.S. degree in Finance and M.B.A. from Providence College. Mr. Bianchi is also a graduate of the Pacific Coast Banking School, University of Washington, Bellevue, WA.
        BRENT R. OLTHOFF, age 44, has served as Senior Vice President, Chief Financial Officer and Treasurer of the Company since November 2010. Prior to such time, he served as Senior Vice President, Chief Financial Officer and Treasurer of the Bank since April 2007. Mr. Olthoff first joined the Bank in July 2001, and was promoted to Vice President/Finance in July 2004. From February 2006 to April 2007, Mr. Olthoff was employed by FTN Financial, a capital markets firm in Memphis, Tennessee, where he was Vice President/Asset Strategies. Mr. Olthoff received his B.B.A degree in Finance from Iowa State University.
        MICHAEL WESTBERG, age 48, has served as the Senior Vice President/Chief Credit Officer of the Bank since January 2011.  Prior to that time, he served as Senior Vice President/Corporate Strategy of the Bank from May 2008 and Senior Vice President/Personal Banking of the Bank between July 2006 and May 2008. Mr. Westberg joined the Bank in February 1996 as a branch manager. Mr. Westberg received his B.A in Management from The University of Sioux Falls, Sioux Falls, SD. Mr. Westberg also graduated with High Honors from ABA's National Graduate School of Banking, Fairfield University, Fairfield, CT.
JON M. GADBERRY, age 53, has served as Senior Vice President/Wealth Management of the Bank since December 2007. Prior to joining the Bank, Mr. Gadberry was employed by Bank of the West as Vice President/Trust Manager from April 2003 to December 2007. Mr. Gadberry received his B.S. in Business Administration from Concordia College in Moorhead, Minnesota.
KIMBERLY A. PERRY-DONOHUE, age 54, has serviced as the Senior Vice President/Human Resources since October 2014. Prior to joining the Bank, she was Vice President of Human Resources for First PREMIER Bank and PREMIER Bankcard from 1999 -2014. Ms. Perry-Donahue has 17+ years of strategic human resources experience in the financial services industry and holds a Senior Professional in Human Resources (SPHR) national designation; she received her B.A. from South Dakota State University
WENDY A. WILLS, age 43, has served as Senior Vice President/Corporate Strategy of the Bank since January 2013. Prior to that time, she served as Vice President/Corporate Strategy of the Bank since January 2011 and Vice President/Marketing since May 2010. Ms. Wills first joined the Bank in 1997 holding various positions in marketing and was promoted to Vice President/Marketing in 2007. From 2007 to 2010, she worked for HenkinSchultz Communication Arts as a Senior Account Executive. Ms. Wills received her B.A. degree in Studio Art and Communications from Concordia College in Moorhead, Minnesota.
BRUCE E. HANSON, CPA, age 52, has served as Vice President, Controller of the Bank since October 2008. Prior to joining the Bank, he was employed as Vice President, Controller at South Dakota State Medical Holding Co., dba Dakotacare, from 1996 to September 2008. Mr. Hanson received his B.A. degree in Accounting from the University of South Dakota.
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
Although the domestic economy continued its modest recovery, there can be no assurance that the economy will not enter into another recession, whether in the near or long term. In addition, if the overall economic climate in the United States, generally, or our market areas, specifically, fails to continue to improve, this may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and provisions for credit losses. A worsening of these conditions likely would exacerbate the adverse effects on us and others in the financial services industry noted above. Additional market developments such as a worsening of economic conditions in Europe or Asia would likely exacerbate the lingering effects of the difficult market conditions experienced by us and others in the financial services industry and could further slow, stall or reverse the recovery in the U.S.
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
Our regulators continue to propose rules and implement provisions of the Dodd-Frank Act. For example, the Dodd-Frank Act required the federal banking agencies to establish consolidated risk-based and leverage capital requirements for insured depository institutions, depository institution holding companies and systemically important nonbank financial companies. In July 2013, the Federal Reserve and other federal banking agencies issued a final rule revising regulatory capital rules applicable to all insured depository institutions and their holding companies (except for certain savings and loan holding companies engaged in commercial activities). The new rule implements higher minimum capital requirements, includes a new common equity Tier 1 capital requirement, and establishes criteria that instruments must meet in order to be considered common equity Tier 1 capital, additional Tier 1 capital, or Tier 2 capital. The new minimum capital to risk-weighted assets requirements are a common equity Tier 1 capital ratio of 4.5% and a Tier 1 capital ratio of 6.0%, which is an increase from 4.0%, and a total capital ratio that remains at 8.0%. The minimum leverage ratio (Tier 1 capital to total assets) is 4.0%. The new minimum capital requirements became effective on January 1, 2015. As a result, the Company became subject to consolidated capital requirements which we had not been subject to previously. Further, the Federal Reserve may also set higher capital requirements for holding companies whose circumstances warrant it. See “Regulation—Capital Adequacy” and “Regulation—New Capital Rules” under Part I, Item 1 “Business” for further discussion about capital requirements.
The Dodd-Frank Act also created a new government agency, the Consumer Financial Protection Bureau ("CFPB") with broad powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions like the Bank, including the authority to prohibit "unfair, deceptive or abusive" acts and practices. In early 2013, the CFPB issued eight final rules concerning the regulation of mortgage markets in the U.S. pursuant to the Dodd-Frank Act. These rules amend several existing regulations, including Regulation Z (Truth in Lending), X (Real Estate Settlement Procedures Act), and B (Home Mortgage Disclosure). See “Regulation—Consumer Financial Protection” under Part I, Item 1 “Business” for more detail about the consumer protection laws and their impact on us.
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
Our success and growth is dependent on the income levels, deposits and population growth in our primary market area, which are communities located in eastern and central South Dakota, including the Sioux Falls metropolitan statistical area

("MSA") and the cities of Mitchell, Aberdeen, Brookings, Watertown and Yankton, Minneapolis, Minnesota and Fargo, North Dakota. If the communities in which we operate do not grow or if prevailing economic conditions locally are unfavorable, our business will be negatively affected.
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
We operate in a highly regulated industry and are subject to examination, supervision and comprehensive regulation by various regulatory agencies, currently including the South Dakota DOB, Federal Reserve and the FDIC. Banking regulations are primarily intended to protect the DIF and depositors, not stockholders. Our compliance with these regulations is costly and restricts certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits and locations of offices. We are also subject to regulatory capital requirements, which require us to maintain adequate capital to support our growth. If we fail to meet these capital and other regulatory requirements, our ability to grow, our cost of funds and FDIC insurance, our ability to pay dividends on our common stock, and our ability to make acquisitions could be materially and adversely affected. See “Regulation” under Part I, Item 1 “Business” for more detail about the regulations and their impact on our activities.
Non-compliance with the USA PATRIOT Act, Bank Secrecy Act, Real Estate Settlement Procedures Act, Truth-in-Lending Act or other laws and regulations could result in fines or sanctions, and curtail expansion opportunities.
The USA Patriot Act substantially broadened the scope of United States anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. Financial institutions are also prohibited from entering into specified financial transactions and account relationships and must use enhanced due diligence procedures in their dealings with certain types of high-risk customers and implement a written customer identification program. Financial institutions must take certain steps to assist government agencies in detecting and preventing money laundering and report certain types of suspicious transactions. Regulatory authorities routinely examine financial institutions for compliance with these obligations, and failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required. Regulatory authorities have imposed cease and desist orders and civil money penalties against institutions found to be violating these obligations. We have developed policies and continue to augment procedures and systems designed to assist in compliance with these laws and regulations, however, we cannot guarantee they will be effective.
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
The Bank currently has a $15.0 million unsecured line of federal funds with First Tennessee Bank, NA, which did not have an outstanding balance at June 30, 2015 and 2014. The line was advanced upon during the past 12 months for contingent funding testing purposes.
The Bank currently has a $20.0 million unsecured line of federal funds with Zions Bank, which did not have an outstanding balance at June 30, 2015 and 2014. The line was advanced upon during the past 12 months for contingent funding testing purposes.
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
Rising interest rates will likely result in a decline in value of our fixed-rate debt securities. The unrealized losses resulting from holding these securities would be recognized in other comprehensive income (or net income, if the decline is other-than-temporary), and reduce total shareholders’ equity. Unrealized losses do not negatively impact our regulatory capital ratios; however, tangible common equity and the associated ratios used by many investors would be reduced. If debt securities in an unrealized loss position are sold, such losses become realized and will reduce our regulatory capital ratios.
A significant portion of our loan portfolio is secured by real estate; therefore, we have a high degree of risk from a downturn in our real estate markets and the local economy and face risks that are unique to holding foreclosed real estate.
A downturn in the real estate market and local economy in South Dakota, Minnesota and North Dakota could hurt our business because a significant portion of our loans are secured by real estate located in these states. Real estate values and real estate markets are generally affected by, among other things, changes in regional or local economic conditions, fluctuations in interest rates, and the availability of loans to potential purchasers. If real estate values decline, including farmland values, the value of real estate collateral securing our loans could be significantly reduced. Our ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished and we would be more likely to suffer losses on defaulted loans.
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
Agricultural loans comprised 24.2% of our total loan and lease portfolio at June 30, 2015. A number of these loans have relatively large balances. Payments on agricultural loans are dependent on the profitable operation or management of the farm property securing the loans. The deterioration of one or a few of these loans may cause a significant increase in nonperforming loans. Our agricultural loans may involve a greater degree of risk than other loans, and the ability of the borrower to repay may be affected by many factors outside of the borrower's control, including adverse weather conditions that prevent the planting of a crop or limit crop yields (such as hail, drought and floods), loss of livestock due to disease or other factors, declines in market prices for agricultural products and the impact of government regulations (including changes in price supports, subsidies and environmental regulations). In addition, many farms are dependent on a limited number of key individuals whose injury or death may significantly affect the successful operation of the farm.
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
We have supported our continued growth through the issuance of trust preferred securities from special purpose trusts and accompanying sales of junior subordinated debentures to these trusts. The accompanying junior subordinated debentures have an aggregate liquidation amount totaling $24.8 million at June 30, 2015. Payments of the principal and interest on the trust preferred securities of these trusts are conditionally guaranteed by us. Further, the accompanying junior subordinated debentures that we issued to the trusts are senior to our shares of common stock. As a result, we must make payments on the junior subordinated debentures before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the junior subordinated debentures must be satisfied before any distributions can be made on our common stock.
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
We are a bank holding company and our operations are conducted primarily by our banking subsidiary, the Bank. Since we receive substantially all of our revenue from dividends from the Bank, our ability to pay dividends on our common stock depends on our receipt of dividends from the Bank.
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
Our common stock is listed to trade on The NASDAQ Global Market and the trading in our common shares has substantially less liquidity than many other companies listed on NASDAQ. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the market of willing buyers and sellers of our common shares at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. We cannot assure you that the volume of trading in our common shares will increase in the future or that it will not decrease.
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

Item 1B.    Unresolved Staff Comments
None.

Item 2.    Properties
The Company and its direct and indirect subsidiaries conduct their business at the main office located at 225 South Main Avenue, Sioux Falls, South Dakota, 57104. At June 30, 2015, the Bank had a total of 24 banking centers in its market area and Internet access located at www.homefederal.com and www.infiniabank.com. As mentioned in an 8-K filed July 27, 2015, the Pierre branch sale was completed on July 24, 2015, which included the property owned by the Company. Of the remaining 23 total banking centers, the Bank owns 14, including the main office, and leases nine others. For a description of the Bank's market area, see Item 1, "Business—Market Area" of this Form 10-K.
The total net book value of the Company's premises and equipment (including land, buildings, leasehold improvements, furniture, fixtures, equipment and automobile) at June 30, 2015 was $15.5 million. Management believes there is a continuing need to keep facilities and equipment up-to-date and continued investment will be necessary in the future.

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
The following table sets forth the range of high and low sale prices for the Company's common stock for each quarter of the two most recent fiscal years ended June 30, 2015 and 2014. Quotations for such periods are as reported by the NASDAQ Global Market.

FISCAL 2015	HIGH	LOW
1st Quarter	$14.16	$12.92
2nd Quarter	$14.00	$12.92
3rd Quarter	$15.00	$13.86
4th Quarter	$16.25	$14.30

FISCAL 2014	HIGH	LOW
1st Quarter	$13.90	$12.13
2nd Quarter	$13.34	$12.14
3rd Quarter	$13.74	$12.80
4th Quarter	$14.25	$13.40

At September 2, 2015, the Company had 390 holders of record of its common stock.
The transfer agent for the Company's common stock is Computershare, P.O. Box 358015, Pittsburgh, PA 15252.
Dividends
The Company paid cash dividends on a quarterly basis of $0.1125, $0.1125, $0.1125 and $0.1125 per share throughout fiscal 2015. The Company paid cash dividends on a quarterly basis of $0.1125, $0.1125, $0.1125 and $0.1125 per share in fiscal 2014. On July 27, 2015, the Board of Directors announced the approval of a cash dividend of $0.1125 per share and the Company paid the respective cash dividends on August 14, 2015 to stockholders of record on August 7, 2015.
The Company's ability to pay dividends on its common stock is dependent on the dividend payments it receives from the Bank, since the Company receives substantially all of its revenue in the form of dividends from the Bank. Future dividends are not guaranteed and will depend on the Company's ability to pay them.
The Company is a legal entity separate and distinct from its banking subsidiary. As a bank holding company, the Company is subject to certain restrictions on its ability to pay dividends under applicable banking laws and regulations. Federal bank regulators are authorized to determine under certain circumstances relating to the financial condition of a bank holding company or a bank that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. In particular, federal bank regulators have stated that paying dividends that deplete a banking organization’s capital base to an inadequate level would be an unsafe and unsound banking practice and that banking organizations should generally pay dividends only out of current operating earnings. In addition, in the current financial and economic environment, the Federal Reserve has indicated that bank holding companies should carefully review their dividend policy and has discouraged payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong.
In addition to the restrictions discussed above, the Bank is subject to limitations under South Dakota law regarding the level of dividends that it may pay to the Company. In general, dividends by the Bank may only be declared from its net profits and may be declared no more than once per calendar quarter. The approval of the South Dakota Director of Banking is required if the Bank seeks to pay aggregate dividends during any calendar year that would exceed the sum of its net profits from the year to date and retained net profits from the preceding two years, minus any required transfers to surplus. During the fiscal year ended June 30, 2015, the Bank paid cash dividends to the Company totaling $5.3 million.
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
In addition, the Company has a line of credit for $4.0 million with United Bankers' Bank with no outstanding balance at June 30, 2015. The line of credit matures on October 1, 2015. In case of default on the line of credit, the Company's ability to pay cash dividends may be restricted.
Stockholder Return Performance
The following line graph compares the cumulative total stockholder return on the Company's common stock to the comparable cumulative total return of the NASDAQ Market Index and the NASDAQ Bank Index for the last five years.
The performance graph assumes that on July 1, 2010, $100 was invested in the Company's common stock (at the closing price of the previous trading day) and in each of the indexes. The comparison assumes the reinvestment of all dividends. Cumulative total stockholder returns for the Company's common stock, the NASDAQ Market Index and the NASDAQ Bank Index are based on the Company's fiscal year ending June 30, 2015. The performance graph represents past performance and should not be considered to be an indication of future performance.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL STOCKHOLDER RETURN
AMONG HF FINANCIAL CORP., NASDAQ MARKET INDEX AND NASDAQ BANK INDEX
ASSUMES $100 INVESTED ON JULY 01, 2010 AND DIVIDENDS REINVESTED
Equity Compensation Plan Information
The following table sets forth certain information about the common stock that may be issued upon exercise of options, warrants and rights under all of the Company's existing equity compensation plans at June 30, 2015, including the 2002 Stock Option and Incentive Plan, the 1996 Director Restricted Stock Plan, and the 1991 Stock Option and Incentive Plan (collectively, the "Incentive Plans"). The 1996 Director Restricted Stock Plan expired on January 1, 2007, the 1991 Stock Option and Incentive Plan expired on October 27, 2002, and the 2002 Stock Option and Incentive Plan expired on September 20, 2012. Although the column below entitled "Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights" includes common stock to be issued upon unexpired options issued under the Incentive Plans, no common stock remains available for future awards under the Incentive Plans.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in the First Column)
Equity plan compensation plans approved by stockholders	8,654	$—	—
Equity plan compensation plans not approved by stockholders	N/A	N/A	N/A
Total	8,654	$—	—
Sales of Unregistered Stock

None.
Issuer Purchases of Equity Securities
None.
Item 6.    Selected Financial Data
The following table sets forth selected consolidated financial statement and operations data with respect to the Company for the periods indicated. This information should be read in conjunction with the Financial Statements and related notes appearing in Part II, Item 8 "Financial Statements and Supplementary Data" of this Form 10-K and with Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K. The Company's selected financial statement and operations data for each of the fiscal years 2011 through 2015 have been derived from audited consolidated financial statements, which have been audited by Eide Bailly, LLP, the Company's independent public accountants.

	At June 30,
	2015	2014	2013	2012	2011
	(Dollars in Thousands)
Selected Statement of Financial Condition Data:
Total assets	$1,185,377	$1,274,729	$1,217,512	$1,192,591	$1,193,513
Investment securities	178,962	368,385	424,481	373,246	234,860
Correspondent bank stock	4,177	6,367	8,936	7,843	8,065
Loans and leases receivable, net	903,189	801,444	685,028	673,138	811,178
Loans held for sale	9,038	6,173	9,169	16,207	11,991
Deposits	963,229	999,174	898,761	893,859	893,157
Advances from FHLB and other borrowings	65,558	120,643	167,163	142,394	147,395
Subordinated debentures payable to trusts	24,837	24,837	24,837	27,837	27,837
Stockholders' equity	103,977	101,652	97,271	96,816	94,446

	Years Ended June 30,
	2015	2014	2013	2012	2011
	(Dollars in Thousands)
Selected Statement of Income Data:
Interest and dividend income	$42,340	$40,144	$38,991	$47,211	$54,411
Interest expense	6,380	9,087	10,607	13,563	17,077
Net interest income	35,960	31,057	28,384	33,648	37,334
Provision for losses on loans and leases	1,831	607	271	1,770	8,616
Net interest income after provision for losses on loans and leases	34,129	30,450	28,113	31,878	28,718
Loan servicing income, net	1,352	2,473	476	603	1,576
Gain on sale of loans	2,227	2,117	4,613	2,664	2,845
Gain (loss) on sale of securities, net	(1,099)	653	2,110	1,490	(3,602)
Loss on disposal of closed-branch fixed assets	(461)	—	(22)	(473)	—
Net impairment losses recognized in earnings	—	—	—	—	(549)
Other noninterest income	10,238	9,768	7,946	8,611	8,604
Noninterest expense	(41,641)	(35,992)	(34,332)	(37,115)	(37,144)
Income before income taxes	4,745	9,469	8,904	7,658	448
Income tax expense (benefit)	1,119	2,867	3,034	2,493	(231)
Net income	$3,626	$6,602	$5,870	$5,165	$679

	Years Ended June 30,
	2015	2014	2013	2012	2011
Basic earnings per common share: Net income	$0.51	$0.94	$0.83	$0.74	$0.10
Diluted earnings per common share: Net income	0.51	0.94	0.83	0.74	0.10
Dividends declared per share	0.45	0.45	0.45	0.45	0.45
Dividend payout ratio(1)	88.24%	47.87%	54.22%	60.80%	450.00%
Interest rate spread (average during period)	3.02	2.47	2.40	2.81	3.05
Net interest margin(2)	3.15	2.64	2.58	3.03	3.27
Net interest margin, TE(3)	3.21	2.70	2.63	3.07	3.31
Average interest-earning assets to average interest-bearing liabilities	1.22	1.22	1.20	1.18	1.15
Equity to total assets (end of period)	8.77	7.97	7.99	8.12	7.93
Equity-to-assets ratio (ratio of average equity to average total assets)	8.43	7.84	8.35	7.98	7.72
Nonperforming assets to total assets (end of period)	1.12	1.37	1.90	1.49	3.12
Allowance for loan and lease losses to nonperforming loans and leases (end of period)	85.7	60.7	47.5	65.3	39.2
Allowance for loan and lease losses to total loans and leases (end of period)	1.23	1.29	1.54	1.55	1.73
Nonperforming loans and leases to total loans and leases (end of period)(4)	1.43	2.13	3.25	2.37	4.42
Noninterest expense to average total assets	3.42	2.88	2.91	3.10	3.03
Net interest income after provision for losses for loans and leases to noninterest expense (end of period)	81.96	84.60	81.89	85.89	77.32
Return on assets (ratio of net income to average total assets)	0.30	0.53	0.50	0.43	0.06
Return on equity (ratio of net income to average equity)	3.53	6.74	5.96	5.41	0.72
Efficiency ratio(5)	86.4	78.1	78.9	79.7	80.4
Number of full-service offices	23	27	27	28	34
_____________________________________

(1)	Dividends declared per share divided by net income per share.

(2)	Net interest income divided by average interest-earning assets.

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
Executive Summary
The Company's net income for fiscal 2015 was $3.6 million, or $0.51 in diluted earnings per common share, compared to $6.6 million, or $0.94 in diluted earnings per common share, for fiscal 2014. The resulting return on average equity (i.e., net income divided by average equity) was 3.53% and 6.74%, respectively, and the return on average assets (i.e., net income divided by average assets) was 0.30% and 0.53%, respectively. As discussed in more detail below, the decrease in net income was due primarily to an increase in noninterest expense of $5.6 million, a decrease in noninterest income of $2.8 million, an increase in the provision for losses on loans and leases of $1.2 million, and partially offset by an increase in net interest income of $4.9 million and a decrease in income tax expense of $1.7 million.
Core diluted earnings per share, a non-GAAP measure, was $1.01 compared to $0.88 for the fiscal years ended June 30, 2015 and 2014, respectively. This financial measure is adjusted from GAAP net income and diluted earnings per share for the effects of one-time charges related to prepayment of FHLB term borrowings, gains or losses on investment security sales, gains or losses on sales of real property, and effects of branch closure costs. See “Reconciliation of GAAP Earnings and Core Earnings” for a reconciliation of this non-GAAP financial measure and for further discussion as to the reasons we believe this non-GAAP financial measure is useful.
During the second and third quarters of fiscal 2015, the Company implemented a balance sheet repositioning initiative to improve the net interest margin. In the second fiscal quarter of 2015, the prepayment of FHLB term advances resulted in a charge of $4.1 million to noninterest expense, or a $2.5 million impact after income taxes. The Company sold lower yielding available-for-sale investment securities and resulted in net losses of $1.1 million for the fiscal year ended June 30, 2015, which is a decrease of $1.8 million from the net gain of $653,000 in fiscal 2014. Generally, the majority of the proceeds were utilized to fund the repayment of borrowings from the FHLB. This reduced the higher-costing term borrowings from the FHLB and reduced lower yielding earning asset balances and improved the net interest margin. Net interest margin, TE improved from 3.19% for the quarter ended December 31, 2014, to 3.53% for the quarter ended June 30, 2015 due primarily to the execution of this initiative.
During fiscal 2015, the Company initiated further branch closures and sales of real property as part of an effort to increase operational efficiencies. The closure of one full-service branch in the first fiscal quarter of 2015 and the closure of four retail in-store branches in the third fiscal quarter of 2015 resulted in costs of $897,000 during fiscal 2015, of which $461,000 resulted from the loss on the sale and/or disposal of closed-branch fixed assets. One of the four retail branches was relocated to a location of close proximity as a full-service branch to improve service and maintain coverage within the Sioux Falls marketplace. The Company also sold three properties associated with full-service branches without losing any service coverage. In the second fiscal quarter the Company sold land originally purchased for expansion associated with a branch closure from fiscal 2014 for a loss of $64,000. In the third quarter, the Company transacted a sale-leaseback transaction for a branch location in Sioux Falls, SD and netted a recognized gain of $313,000 and a deferred gain of $224,000, which will be recognized over the new minimum lease terms of 12 years. In the fourth quarter of fiscal 2015, the Company sold the land and building for its Brookings, SD location and netted a gain of $196,000. In July 2015, the full service branch relocated to a newly leased retail facility in Brookings, which management believes will improve our competitiveness within the growing community.
Overall, the Company had a loss on the sale or disposal of closed-branch fixed assets of $461,000, a net gain on the sale of real property of $509,000, a deferred gain on the sale of real property of $224,000, and a loss on the sale of land purchased for future expansion of $64,000, which when combined totaled a net loss of $16,000 recognized in noninterest income for fiscal 2015, and other costs associated with the closure of branches included in noninterest expense of $436,000.
During fiscal 2015 loan balances increased by $102.5 million due primarily to a commercial real estate balance increase of $80.3 million, or 19.9% when compared to June 30, 2014, an agricultural balance increase of $25.7 million and a one-to four-family balance increase of $10.2 million to the loan balances related to one year prior. Commercial and consumer loan balances partially offset the increase with a decrease of $4.7 million and $9.1 million since June 30, 2014, respectively. The portfolio segments of commercial real estate and agricultural are the largest segments of the loan portfolio and comprise 53.0% and 24.2%, respectively, as compared to 49.8% and 24.0% at June 30, 2014. The increased activity during fiscal 2015 reinforces our belief that the overall local economy has shown continued signs of recovery and that local businesses are looking for additional opportunities for expansion. The agricultural loans include a diverse range of agricultural enterprises, including grain production, dairy and livestock operations. The credit risk related to agricultural loans is largely influenced by general economic conditions and the resulting impact on a borrower's operations or on the value of underlying collateral, if any. Credit risk is managed by employing sound underwriting guidelines, lending primarily to borrowers in local markets, periodically evaluating the underlying collateral, and formally reviewing each borrower's financial soundness and relationship on an ongoing basis.
During fiscal 2015, the Company continued to benefit from proactive management of problem assets. The provision for loan and lease losses increased by $1.2 million when compared to fiscal 2014, but was primarily the result of increased loan balances at June 30, 2015 as compared to one year earlier. The increase in the provision is due to a combination of factors including a 12.6% increase in the loan balances and an increase in net charge-offs of $255,000, which totaled $1.1 million for fiscal 2015 when compared to the prior fiscal year. Partially offsetting these increases was a decrease of $204,000 in specific valuation allowances recorded on impaired loans in the year-over-year comparison. Total past due loans 30 days or greater were $5.1 million at June 30, 2015, compared to $2.3 million one year earlier, but didn't have a significant impact to the increase in the provision since $4.2 million of the past due amount was related to agricultural credits which were also considered impaired, but had adequate collateral coverage and required no specific valuation allowance. While a majority of problem asset stress in recent years related to the agricultural portfolio, and in particular dairy operations, signs of stabilization continued through increased production even though commodity prices have been somewhat mixed during the last fiscal year.
The provision for loan losses is the charge to net income that management determines to be necessary to maintain the allowance for loan and lease losses at a sufficient level reflecting management's estimate of probable incurred losses in the loan portfolio. Management performs periodic and systematic detailed reviews of the loan portfolio to identify trends and to assess the overall collectability of the loan portfolio. The allowance for loan and lease losses remained relatively stable during fiscal 2015 and totaled $11.2 million at June 30, 2015. The ratio of allowance for loan and lease losses to total loans and leases was 1.23% at June 30, 2015, compared to 1.29% at June 30, 2014. The specific valuation allowance of $279,000 is comprised primarily of $236,000 allowance attributed to consumer loans, while the remainder of the allowance for loan and lease losses is the general valuation allowance. The general valuation allowance is evaluated based primarily upon loan balances and a review of historical loss and environmental factors within the segments. During fiscal 2015, the general valuation allowance increased by $932,000, compared to June 30, 2014. At June 30, 2015, classified assets declined to $22.0 million as compared to $30.2 million at June 30, 2014. Total nonperforming assets at June 30, 2015 were $13.3 million as compared to $17.5 million at June 30, 2014. The ratio of nonperforming assets to total assets was 1.12% for June 30, 2015, compared to 1.37% at June 30, 2014.
The allowance for loan and lease losses is calculated based on loan and lease levels, loan and lease loss history over 36 month time periods, credit quality of the loan and lease portfolio, and environmental factors such as economic health of the region and management experience.  This risk rating analysis is designed to give the Company a consistent and systematic methodology to determine proper levels for the allowance at a given time.  Management intends to continue its disciplined credit administration and loan underwriting processes and to remain focused on the creditworthiness of new loan originations.  Management believes that it has identified the most significant nonperforming assets in the loan portfolio and is working to clarify and resolve the credit, credit administration, and environmental factor issues related to these assets to obtain the most favorable outcome for the Company. See "Asset Quality" for more information.
 Total deposits at June 30, 2015, were $963.2 million, a decrease of $35.9 million, or 3.6%, from June 30, 2014. The Company experienced a decrease in public funds of $48.5 million, which is diversified across the various types of deposits account balances. Interest expense on deposits was $3.5 million for fiscal 2015, a decrease of $440,000, or 11.2%, due to reduced average rates during fiscal 2015 as compared to fiscal 2014.
In July 2013, the Federal Reserve and other regulatory agencies issued final rules establishing a new comprehensive capital framework for U.S. banking organizations that would implement the Basel III capital framework and certain provisions of the Dodd-Frank Act. The final rules seek to strengthen the components of regulatory capital, increase total risk-based capital requirements, and make selected changes to the calculation of risk-weighted assets. The final rules became effective January 1, 2015 for most banking organizations including the Company and the Bank. See "Regulation—New Capital Rules" under Part I, Item 1 "Business" for more detail regarding the regulatory capital requirements.
Management's objectives are to provide capital sufficient to cover the risks inherent in the Company's businesses, to maintain excess capital to well-capitalized standards, and to assure ready access to the capital markets. The Bank's total risk-based capital ratio was 13.29% at June 30, 2015, compared to 14.54% at June 30, 2014. This decrease was driven primarily by loan growth, which increased the risk-weighted assets and serves as the denominator. Tier I capital increased 90 basis points to 10.39% at June 30, 2015 when compared to 9.49% at June 30, 2014. These capital ratios continued to allow the Bank to meet the regulatory criteria to be considered a "well-capitalized" institution at June 30, 2015. The Company historically has been able to manage the size of its assets through secondary market loan sales of single-family mortgages. The Company continued to return capital to investors through a quarterly dividend, representing $0.45 per diluted common share on an annual basis.

The current interest rate environment has been directly affected by the intervention of the Federal Reserve as it assisted in the economic recovery. The target federal funds rate remained at 25 basis points during fiscal 2015. The impact of this historically low interest rate environment on the Company has been mixed. While the low interest rates negatively affected yields of loans and the securities portfolio, the impact to our cost of funds was favorable.
Net interest income for fiscal 2015 was $36.0 million, an increase of $4.9 million, or 15.8%, compared to fiscal 2014.  The net interest margin was 3.15%, compared to 2.64% for the prior year, an increase of 51 basis points. On a fully taxable equivalent basis, the net interest margin for fiscal 2015 was 3.21%, compared to 2.70% in fiscal 2014. Net interest margin, TE is a non-GAAP financial measure. See "Analysis of Net Interest Income" for a calculation of this non-GAAP financial measure and for further discussion as to the reasons we believe this non-GAAP financial measure is useful. The yield on earning assets increased from 3.41% to 3.70%, a 29 basis point change. For the same period, the cost of funds rate on interest-bearing liabilities decreased from 0.94% in fiscal 2014 to 0.68% in fiscal 2015, a change of 26 basis points. Decreases in average balances from fiscal 2014 to fiscal 2015 for average interest-earning assets and interest-bearing liabilities were 2.9% and 2.8%, respectively. The average yield on interest-earning assets increased primarily due to the balance sheet restructuring, which used lower-earning investments to reduce term borrowings and resulted in a more favorable mix of higher-yielding loan receivable assets.
Variability of the net interest margin ratio may be affected by many factors, including Federal Reserve policies for short-term interest rates, competitive and global economic conditions and customer preferences for various products and services. At June 30, 2015, management believes that it has positioned the institution for a neutral to slightly asset sensitive interest rate risk profile, whereas an asset sensitive institution will generally realize an increase in income if interest rates rise due to the fact that more assets will be reinvested at higher market rates than liabilities. However, within a 12 to 24 month time horizon, there may be a slight lag effect where liabilities may initially reprice faster than assets for a portion of the time period.
Noninterest income was $12.3 million for fiscal 2015, a decrease of $2.8 million, or 18.3% compared to the prior fiscal year. This decrease was impacted by a net loss on sale of securities and a decrease in net loan servicing income, but partially offset by an increase in commission and insurance income and a net gain on the sale of properties. In addition, losses on disposal of closed-branch fixed assets and decreases in deposit fee income reduced the amount of noninterest income. The gain on sale of loans increased by $110,000 compared to fiscal 2014, but recent production has increased and resulted in higher quarterly income when compared to the previous four quarters. This rise is primarily attributed to mortgage origination purchase activity. Investment security net losses totaled $1.1 million for fiscal 2015, which is a decrease of $1.8 million compared to the net gain from the prior fiscal year, primarily due to the balance sheet repositioning initiative mentioned earlier. The closure of four in-store retail branch offices and one traditional branch office during the current fiscal year resulted in a loss on disposal of closed branch fixed assets of $461,000, which reduced noninterest income. These branch closures resulted from the continued efforts to improve operating efficiencies. Of the four in-store retail branch closures, one was relocated to a new traditional branch office in close proximity of the original site in an effort to maintain coverage within the marketplace. Commission and insurance income increased by $338,000 to $1.8 million due primarily to increased managed assets from an increasing book of business within the investment services line of business.
Net loan servicing income decreased $1.1 million to $1.4 million for fiscal 2015. In the prior fiscal year, previously expensed valuation allowances were recaptured in full which provided income in fiscal 2014 of $1.2 million and was the primary reason for the decrease in the current fiscal year. In fiscal 2015, reduced amortization expenses of $250,000 and reduced service fee income of $122,000, when compared to the prior fiscal year contributed to a net increase in net loan servicing income for fiscal 2015.The valuation of mortgage servicing rights ("MSRs"), as well as the periodic amortization of MSRs, is significantly influenced by the level of market interest rates and loan prepayments. If interest rates decrease and/or prepayment expectations increase, the Company could potentially record charges to earnings related to increases in the valuation allowance on its MSRs, as well as record increased levels of MSR amortization expense. Alternatively, if market interest rates for one- to four-family loans increase and/or actual or expected loan prepayment expectations decrease in future periods, the Company would record reduced levels of MSR amortization expense.
Noninterest expense for fiscal 2015 was $41.6 million, an increase of $5.6 million, or 15.7% as compared to fiscal 2014. As mentioned earlier, a loss on the extinguishment of debt of $4.1 million as part of the balance sheet restructuring initiative to improve net interest margin was the primary reason for the increase in noninterest expense when compared to the prior fiscal year. Also, branch closure costs included in noninterest expense was $436,000 which was primarily related to occupancy costs, but also included severance compensation and contract termination charges related to communication costs. Excluding branch closure costs, compensation and employee benefits and marketing and community investments increased by $899,000 and $253,000, respectively, while occupancy and equipment and foreclosed real estate costs decreased by $138,000 and $222,000, respectively.
Compensation and employee benefits increased $962,000, or 4.5% for fiscal 2015 as compared to fiscal 2014. The increase was due to an increase in salaries and wages, variable pay, health and insurance benefits and partially offset by an increase in compensation deferrals related to loan costs under ASC 310-20. During fiscal 2015, an increased focus on production resulted in an increase of approximately 23 full-time equivalents ("FTE") primarily in the areas of mortgage origination and operations, corporate retail, private and business banking, and credit administration. Individuals typically added had sales and customer service experience. Conversely, branch closures and interactive teller machine implementation resulted in a reduction in retail staffing of approximately 13 FTE's. Overall, this shift resulted in an increase to compensation expense due to quantity and average rate per FTE. The decrease in expense related to the ASC 310-20 deferrals was $462,000 for fiscal 2015 as compared to the prior fiscal year, which resulted from increased lending activities and overall higher direct costs of originating loans. Variable and incentive pay increased by $370,000 to $2.5 million for fiscal 2015 due primarily to variable pay increases related to commissions and insurance income of $185,000 and mortgage commission increases of $144,000 related to increased mortgage activity. Management continues to assess staff efficiency and reported FTE employees of 295 at June 30, 2015, compared to 280 at June 30, 2014. Compensation expense included $63,000 of severance pay related to branch closure expense during fiscal 2015.
Marketing and community investment increased $253,000 to $1.5 million for the fiscal year ended June 30, 2015, due primarily to advertising cost increases and more specifically advertising in media. This was part of an effort to increase brand recognition and sales opportunities during the fiscal year.
Occupancy and equipment expense increased $212,000, which included $350,000 of expense related to branch closures during fiscal 2015. Excluding the branch closure costs, this reflects a decrease of $138,000 when compared to fiscal 2014. This reflects the reduction of costs related to branch operating costs initiated in prior years through the reduction of redundant branch locations.
The ability to successfully manage expenses is important to the Company's long-term prosperity. During fiscal 2012, the Company executed on a strategic initiative to improve efficiency and completed six branch closures within the South Dakota market area as it merged branches into other nearby branches, without any noticeable impact to customer retention. During fiscal 2013, one additional branch closure was completed in the fourth fiscal quarter. No branch closures occurred in fiscal 2014. In fiscal 2015, as mentioned earlier, four retail branches closed, of which one retail branch was relocated to a full-service branch, and one full-service branch was closed.
Foreclosed real estate and other properties, net decreased by $222,000 from fiscal 2014 to $100,000 for the total cost incurred during fiscal 2015. As the efforts in the last couple of years were increased in the management of problem assets, the Company has seen a decrease in the number of properties obtained through foreclosure and a reduced cost in maintaining and resolving foreclosed assets.
The Company focuses on balancing operating costs with operating revenue levels in order to provide better efficiency ratios over time and continues to review its operations for ways to reduce its cost structure while continuing to support long-term revenue enhancements. The total efficiency ratio (i.e., noninterest expense divided by total revenue) was 86.4% for the year ended June 30, 2015, compared to 78.1% for the prior year, an unfavorable increase. Net interest income increased by 15.8%, while noninterest expense increased by 15.7%, which resulted in a higher and less favorable ratio from the prior year. The noninterest expense in fiscal 2015 included a loss on extinguishment of debt of $4.1 million and had a negative impact on the total efficiency ratio of 8.4%. Loss on the sale of investments and branch closure costs also contributed to the increase, while the prior fiscal year benefited from the recovery of a provision for servicing rights included in loan servicing income. Management believes that improvement to the efficiency ratio can be accomplished through steady growth of the balance sheet and the containment of incremental operating expenses.
On July 24, 2015 the Bank sold its Pierre, SD branch location as part of our ongoing strategy to increase our focus on customer service and organic growth in our core banking markets of eastern South Dakota, and our newer metropolitan markets in Fargo, ND and the Twin Cities. Under the terms of this agreement the Bank sold the branch loans, deposits and facilities and equipment. The sale resulted in a pre-tax gain of $2.8 million and will be recognized in the first quarter of fiscal 2016.

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

	Fiscal Years Ended
	June 30, 2015	June 30, 2014
	(Dollars in Thousands, except share data)
GAAP earnings before income taxes	$4,745	$9,469
Net loss (gain) on sale of securities	1,099	(653)
Charges incurred from prepayment of borrowings (1)	4,065	—
Net (gain) on sale of property-exclusive of branch closures	(445)	—
Costs incurred for branch closures (2)	897	—
Core earnings before income taxes	10,361	8,816
Provision for income taxes for core earnings	3,253	2,619
Core earnings	$7,108	$6,197

GAAP diluted earnings per share	$0.51	$0.94
Net loss (gain) on sale of securities, net of tax	0.10	(0.06)
Charges incurred from prepayment of borrowings, net of tax	0.36	—
Net (gain) on sale of property-exclusive of branch closures, net of tax	(0.04)	—
Costs incurred for branch closures, net of tax	0.08	—
Core diluted earnings per share	$1.01	$0.88
(1) Charges were incurred for the prepayment of $84.9 million of FHLB term borrowings and are included in noninterest expense as a loss on early extinguishment of debt on the income statement.
(2) Branch closure costs include a loss on the disposition of closed branch fixed assets and other costs associated with the closure. The loss on the disposition of closed branch fixed assets is included as a reduction in noninterest income and other costs associated with the closure are included in the respective categories within noninterest expense.

General
The Company is a financial services provider and, as such, has inherent risks that must be managed in order to achieve net income. Primary risks that affect net income include credit risk, liquidity risk, operational risk, regulatory compliance risk and reputation risk. The Company's net income is derived by management of the net interest margin, the ability to collect fees from services provided, by controlling the costs of delivering services and the management of loan and lease losses. The primary source of revenues is the net interest margin, which represents the difference between income on interest-earning assets (i.e. loans and investment securities) and expense on interest-bearing liabilities (i.e. deposits and borrowed funding). The net interest margin is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. Fees earned include charges for deposit and debit card services, investment and trust services and loan services. Personnel costs are the primary expenses required to deliver the services to customers. Other costs include occupancy and equipment and general and administrative expenses.
Financial Condition Data
At June 30, 2015, the Company had total assets of $1.19 billion, a decrease of $89.4 million from the level at June 30, 2014. Total loans and leases receivable, net increased by $101.7 million, while investment securities decreased by $189.4 million. Total liabilities decreased by $91.7 million due to a decrease in advances from FHLB and other borrowings of $55.1 million and a decrease in deposits of $35.9 million. Stockholders' equity increased by $2.3 million since June 30, 2014, primarily due to an increase in retained earnings of $451,000 and a decrease in accumulated other comprehensive loss of $1.8 million.

The increase in loans and leases receivable, net, which excludes loans in process and deferred fees, was $101.7 million due to the increase in loan balances of $102.5 million and reduced by the increase in the allowance for loan and lease losses of $728,000. Commercial real estate and agricultural loans increased by $80.3 million and $25.7 million, respectively, while consumer loans decreased by $9.1 million.
The investment securities, which includes available for sale and held to maturity securities, decreased by $189.4 million due primarily to reductions from principal payments, maturities and the sale of investment securities in excess of investment securities purchased. Repayments of principal balances and maturities of investment securities totaled $60.2 million and the proceeds on the sale of investment securities were $147.9 million, which resulted in a net loss of $1.1 million during fiscal 2015. These reductions in the balance were partially offset by the purchase of investment securities of $22.0 million. When comparing the June 30, 2015 balance to the prior fiscal year-end, investment securities available for sale decreased by $190.1 million, while investment securities held to maturity increased by $649,000.
Loans held for sale increased $2.9 million, primarily due to an increase in residential mortgage loan origination activity. Rates have remained low and the housing market has remained strong within the local market which has continued to drive new activity. The timing of mortgage financing activity sold to secondary market investors also impacts the remaining amount of loans held for sale which are recorded at the balance sheet date.
See the Consolidated Statement of Cash Flows for a detailed analysis of the change in cash and cash equivalents.
Deposits decreased $35.9 million, to $963.2 million at June 30, 2015, due primarily to the decrease in public fund and non-public fund balances of $48.5 million and $35.9 million, respectively, which are exclusive to out-of-market certificates of deposits. Out-of-market certificates increased by $48.4 million to $74.0 million, which were used to fund the reduction in deposits and FHLB advances. Advances from the FHLB and other borrowings decreased $55.1 million, to $65.6 million at June 30, 2015 as compared to June 30, 2014, due primarily to the prepayment of $84.9 million in term advances in the second fiscal quarter of 2015.
Stockholders' equity increased $2.3 million at June 30, 2015 when compared to June 30, 2014. The increase in retained earnings of $451,000 was derived from net income of $3.6 million reduced by the payment of cash dividends of $3.2 million. The net decrease in accumulated other comprehensive loss of $1.8 million, due to the improvement of unrealized losses, also increased stockholders' equity.
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

	Years Ended June 30,
	2015			2014			2013
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans and leases receivable(1)(3)	$859,190	$38,446	4.47%	$755,222	$34,541	4.57%	$696,075	$33,923	4.87%
Investment securities(2)(3)	277,449	3,720	1.34	413,526	5,376	1.30	395,082	4,844	1.23
Correspondent bank stock	6,262	174	2.78	7,798	227	2.91	7,943	224	2.82
Total interest-earning assets	1,142,901	$42,340	3.70%	1,176,546	$40,144	3.41%	1,099,100	$38,991	3.55%
Noninterest-earning assets	75,744			73,054			79,967
Total assets	$1,218,645			$1,249,600			$1,179,067
Interest-bearing liabilities:
Deposits:
Checking and money market	$391,684	$921	0.24%	$370,984	$954	0.26%	$360,833	$1,118	0.31%
Savings	118,061	238	0.20	148,944	353	0.24	115,331	282	0.24
Certificates of deposit	282,615	2,337	0.83	262,431	2,629	1.00	271,132	3,362	1.24
Total interest-bearing deposits	792,360	3,496	0.44	782,359	3,936	0.50	747,296	4,762	0.64
FHLB advances and other borrowings	118,466	1,709	1.44	155,392	3,837	2.47	144,339	4,179	2.90
Subordinated debentures payable to trusts	24,837	1,175	4.73	24,837	1,314	5.29	27,606	1,666	6.03
Total interest-bearing liabilities	935,663	6,380	0.68	962,588	9,087	0.94	919,241	10,607	1.15
Noninterest-bearing deposits	148,288			158,616			130,291
Other liabilities	31,918			30,446			31,045
Total liabilities	1,115,869			1,151,650			1,080,577
Equity	102,776			97,950			98,490
Total liabilities and equity	$1,218,645			$1,249,600			$1,179,067
Net interest income; interest rate spread		$35,960	3.02%		$31,057	2.47%		$28,384	2.40%
Net interest margin(4)			3.15%			2.64%			2.58%
Net interest margin, TE(5)			3.21%			2.70%			2.63%
_____________________________________

(1)	Includes loan fees and interest on accruing loans and leases past due 90 days or more.

(2)	Includes federal funds sold and interest earning reserve balances at the Federal Reserve Bank.

(3)	Yields do not reflect the tax-exempt nature of loans, equipment leases and municipal securities.

(4)	Net interest income divided by average interest-earning assets.

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
The reconciliation of the Net Interest Income (GAAP) to Net Interest Margin, TE (non-GAAP) is as follows:

	Years Ended June 30,
	2015	2014	2013	2012	2011
	(Dollars in Thousands)
Net interest income	$35,960	$31,057	$28,384	$33,648	$37,334
Taxable equivalent adjustment	735	668	488	378	500
Adjusted net interest income	36,695	31,725	28,872	34,026	37,834
Average interest-earning assets	1,142,901	1,176,546	1,099,100	1,109,832	1,141,357
Net interest margin, TE	3.21%	2.70%	2.63%	3.07%	3.31%

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

	Years Ended June 30,			Years Ended June 30,
	2015 vs 2014			2014 vs 2013
	Increase (Decrease) Due to Volume	Increase (Decrease) Due to Rate	Total Increase (Decrease)	Increase (Decrease) Due to Volume	Increase (Decrease) Due to Rate	Total Increase (Decrease)
	(Dollars in Thousands)
Interest-earning assets:
Loans and leases receivable(1)	$4,762	$(857)	$3,905	$2,882	$(2,264)	$618
Investment securities(2)	(1,767)	111	(1,656)	234	298	532
Correspondent bank stock	(45)	(8)	(53)	(4)	7	3
Total interest-earning assets	$2,950	$(754)	$2,196	$3,112	$(1,959)	$1,153
Interest-bearing liabilities:
Deposits:
Checking and money market	$50	$(83)	$(33)	$30	$(194)	$(164)
Savings	(70)	(45)	(115)	71	—	71
Certificates of deposit	198	(490)	(292)	(107)	(626)	(733)
Total interest-bearing deposits	178	(618)	(440)	(6)	(820)	(826)
FHLB advances and other borrowings	(910)	(1,218)	(2,128)	323	(665)	(342)
Subordinated debentures payable to trusts	—	(139)	(139)	(167)	(185)	(352)
Total interest-bearing liabilities	$(732)	$(1,975)	$(2,707)	$150	$(1,670)	$(1,520)

Net interest income	$3,682	$1,221	$4,903	$2,962	$(289)	$2,673
_____________________________________

(1)	Includes loan fees and interest on accruing loans and leases past due 90 days or more.

(2)	Includes federal funds sold and interest earning reserve balances at the Federal Reserve Bank.

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
The amount of the credit loss component of a security impairment is estimated as the difference between amortized cost and the present value of the expected cash flows of the security. The present value is determined using the best estimate cash flows discounted at the effective interest rate implicit to the security at the date of purchase or the current yield to accrete an asset- backed or floating rate security. At June 30, 2015, the Company does not have other-than-temporarily impaired securities for which credit losses exist.
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
The Company has included MSRs as a critical accounting policy because the use of estimates for determining fair value using present value concepts may produce results which may significantly differ from other fair value analysis, perhaps even to the point of recording impairment. The risk to net income is when the underlying mortgages are paid off significantly faster than the assumptions used in the previously recorded amortization. Estimating future cash flows on the underlying mortgages is a difficult analysis and requires judgment based on the best information available. The Company looks at alternative assumptions and projections when preparing a reasonable and supportable analysis. Based on the Company's analysis of MSRs, no valuation reserve was recorded for temporary impairment at June 30, 2015, and no allowance was reversed during fiscal 2015.
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
Nonperforming assets (i.e., nonaccrual loans and leases, accruing loans and leases delinquent more than 90 days and foreclosed assets) decreased $4.2 million during the fiscal year to $13.3 million at June 30, 2015. The ratio of nonperforming assets to total assets, which is one indicator of credit risk exposure, decreased to 1.12% at June 30, 2015, from 1.37% at June 30, 2014.
Nonaccruing loans and leases decreased to $13.1 million at June 30, 2015 compared to $17.3 million at June 30, 2014. Included in nonaccruing loans and leases at June 30, 2015 were one consumer residential relationship totaling $112,000, seven commercial business relationships totaling $2.4 million, two commercial real estate relationships totaling $359,000, seven agricultural real estate relationships totaling $4.5 million, seven agricultural business relationships totaling $5.5 million, and 12 consumer relationships totaling $282,000.
There were no accruing loans and leases delinquent more than 90 days at June 30, 2015 and none were recorded at June 30, 2014. Typically, loans delinquent more than 90 days remain in accruing status for loans that either have corresponding government guaranties or large loan to value ratios which improve the likelihood of collecting the accruing interest, if collection proceedings were to commence.
The Company's nonperforming loans and leases, which represent nonaccrual loans and leases plus those past due over 90 days and still accruing were $13.1 million, a decrease of $4.2 million from the levels at June 30, 2014. Less than one-half of the nonperforming loans at June 30, 2015 were comprised of dairy operations which is a decrease from approximately two-thirds at June 30, 2014. The risk rating system in place is designed to identify and manage the nonperforming loans and leases. Commercial and agricultural loans and equipment finance leases will have specific reserve allocations based on collateral values or based on the present value of expected cash flows if the loans or leases are deemed impaired. Loans and leases that are not performing do not necessarily result in a loss.
At June 30, 2015, the Company had $157,000 of foreclosed assets. The balance of foreclosed assets consisted of $111,000 in single-family residences and $46,000 in consumer home equity mortgages.
At June 30, 2015, the Company had designated $22.0 million of its assets as classified, which management has determined need to be closely monitored because of possible credit problems of the borrowers or the cash flows of the secured properties. This amount includes $187,000 of unused lines of credit for those borrowers that have classified assets. At June 30, 2015, the Company had $22.5 million in commercial real estate and commercial business loans purchased, of which none of the amounts were classified at June 30, 2015. These loans and leases were considered in determining the adequacy of the allowance for loan and lease losses. The allowance for loan and lease losses is established based on management's evaluation of the risks probable in the loan and lease portfolio and changes in the nature and volume of loan and lease activity. Such evaluation, which includes a review of all loans and leases for which full collectability may not be reasonably assured, considers the estimated fair market value of the underlying collateral, present value of expected principal and interest payments, economic conditions, historical loss experience and other factors that warrant recognition in providing for an adequate loan and lease loss allowance.
Although the Company's management believes that the June 30, 2015, recorded allowance for loan and lease losses was adequate to provide for probable losses on the related loans and leases, there can be no assurance that the allowance existing at June 30, 2015 will be adequate in the future.
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

The following table sets forth the amounts and categories of the Company's nonperforming assets from continuing operations for the periods indicated:

	At June 30,
	2015	2014	2013	2012	2011
	(Dollars in Thousands)
Nonaccruing loans and leases:
One- to four-family	$112	$125	$236	$31	$1,866
Commercial business	2,398	3,462	4,365	1,813	687
Equipment finance leases	—	—	35	17	126
Commercial real estate	359	972	1,180	1,254	784
Multi-family real estate	—	27	27	32	—
Agricultural real estate	4,482	7,933	11,634	11,185	14,002
Agricultural business	5,474	3,797	4,113	1,169	12,838
Consumer direct	45	49	15	3	54
Consumer home equity	237	941	1,018	569	451
Consumer indirect	—	—	—	2	36
Total	13,107	17,306	22,623	16,075	30,844
Accruing loans and leases delinquent more than 90 days:
One- to four-family	—	—	—	107	113
Commercial business	—	—	—	—	214
Commercial real estate	—	—	—	—	56
Agricultural real estate	—	—	—	—	1,399
Agricultural business	—	—	—	—	3,855
Consumer indirect	—	—	—	—	6
Total	—	—	—	107	5,643
Foreclosed assets:
One- to four-family	111	178	557	1,515	667
Commercial business	—	—	—	—	29
Equipment finance leases	—	—	—	—	15
Agricultural real estate	—	—	—	109	—
Consumer direct	—	2	7	3	—
Consumer home equity	46	—	—	—	—
Consumer indirect	—	—	—	—	2
Total(1)	157	180	564	1,627	713
Total nonperforming assets(2)	$13,264	$17,486	$23,187	$17,809	$37,200
Ratio of nonperforming assets to total assets(3)	1.12%	1.37%	1.90%	1.49%	3.12%
Ratio of nonperforming loans and leases to total loans and leases(4)	1.43%	2.13%	3.25%	2.37%	4.42%
Accruing troubled debt restructures(5)	$2,767	$1,727	$1,792	$1,213	$2,693
_____________________________________

(1)	Total foreclosed assets do not include land or other real estate owned held for sale.

(2)	Nonperforming assets include nonaccruing loans and leases, accruing loans and leases delinquent more than 90 days and foreclosed assets.

(3)	Percentage is calculated based upon total assets of the Company and its direct and indirect subsidiaries on a consolidated basis.

(4)	Nonperforming loans and leases include both nonaccruing and accruing loans and leases delinquent more than 90 days.

(5)	Includes non-compliant consumer TDR of $10,000 at June 30, 2014 and $39,000 at June 30, 2013.

The following table sets forth information with respect to activity in the Company's allowance for loan and lease losses from continuing operations during the periods indicated:

	Years Ended June 30,
	2015	2014	2013	2012	2011
	(Dollars in Thousands)
Balance at beginning of period	$10,502	$10,743	$10,566	$14,315	$9,575
Charge-offs:
One- to four-family	—	(7)	(21)	(272)	(52)
Construction	—	—	—	(32)	—
Commercial business	(32)	(103)	(264)	(1,311)	(656)
Equipment finance leases	—	(22)	(20)	(42)	(401)
Commercial real estate	—	(41)	(7)	(941)	(69)
Agricultural real estate	—	—	(21)	(1,536)	(1,885)
Agricultural business	(804)	(491)	(374)	(3,102)	—
Consumer direct	(26)	(20)	(75)	(67)	—
Consumer home equity	(232)	(411)	(586)	(909)	—
Consumer OD & reserve	(196)	(197)	(221)	(222)	(1,153)
Consumer indirect	—	—	(26)	(27)	—
Total charge-offs	(1,290)	(1,292)	(1,615)	(8,461)	(4,216)
Recoveries:
One- to four-family	1	1	20	13	1
Commercial business	61	289	287	183	150
Equipment finance leases	7	30	8	59	—
Commercial real estate	3	—	—	539	—
Construction	—	—	—	10	—
Agricultural real estate	2	5	233	228	2
Agricultural business	—	8	743	1,770	—
Consumer direct	15	13	18	7	—
Consumer home equity	28	10	65	24	—
Consumer OD & reserve	69	80	89	79	187
Consumer indirect	1	8	58	30	—
Total recoveries	187	444	1,521	2,942	340
Net charge-offs	(1,103)	(848)	(94)	(5,519)	(3,876)
Additions charged to operations	1,831	607	271	1,770	8,616
Allowance related to assets acquired (sold), net	—	—	—	—	—
Balance at end of period	$11,230	$10,502	$10,743	$10,566	$14,315
Ratio of net charge-offs during the period to average loans and leases outstanding during the period	0.13%	0.11%	0.01%	0.71%	0.45%
Ratio of allowance for loan and lease losses to total loans and leases at end of period	1.23%	1.29%	1.54%	1.55%	1.73%
Ratio of allowance for loan and lease losses to nonperforming loans and leases at end of period(1)	85.7%	60.7%	47.5%	65.3%	39.2%
_____________________________________

(1)	Nonperforming loans and leases include both nonaccruing and accruing loans and leases delinquent more than 90 days.

The distribution of the Company's allowance for loan and lease losses and impaired loss summary are summarized in the following tables.

	At June 30,
	2015		2014		2013		2012		2011
	Amount	Percent of Allowance	Amount	Percent of Allowance	Amount	Percent of Allowance	Amount	Percent of Allowance	Amount	Percent of Allowance
	(Dollars in Thousands)
Residential(1)	$301	2.68%	$283	2.70%	$203	1.89%	$347	3.28%	$333	2.32%
Commercial business(2)	795	7.08	932	8.87	1,558	14.50	977	9.25	1,464	10.23
Commercial real estate(1)	4,761	42.39	3,819	36.37	2,373	22.09	2,063	19.53	1,683	11.76
Agricultural	4,037	35.95	3,842	36.58	4,637	43.16	4,493	42.52	9,266	64.73
Consumer	1,336	11.90	1,626	15.48	1,972	18.36	2,686	25.42	1,569	10.96
Total	$11,230	100.00%	$10,502	100.00%	$10,743	100.00%	$10,566	100.00%	$14,315	100.00%
_____________________________________

(1)	Includes construction loans.

(2)	Includes equipment finance leases.
The distribution of the Company’s allowance for loan and lease losses and impaired loss summary are required by ASC Topic 310, “Accounting by Creditors for Impairment of a Loan.” The combination of ASC Topic 450, “Accounting for Contingencies” and ASC Topic 310 calculations comprise the Company’s allowance for loan and lease losses and are summarized in the following tables:

	General Allowance for Loan and Lease Losses	Specific Impaired Loan Valuation Allowance	General Allowance for Loan and Lease Losses	Specific Impaired Loan Valuation Allowance
Loan Type	June 30, 2015		June 30, 2014
	(Dollars in Thousands)
Residential	$269	$32	$242	$41
Commercial business	788	7	894	38
Commercial real estate	4,757	4	3,815	4
Agricultural	4,037	—	3,827	15
Consumer	1,100	236	1,241	385
Total	$10,951	$279	$10,019	$483

	Number of Loan Customers	Loan Balance	Impaired Loan Valuation Allowance	Number of Loan Customers	Loan Balance	Impaired Loan Valuation Allowance
Loan Type	June 30, 2015			June 30, 2014
	(Dollars in Thousands)
Residential	2	$148	$32	2	$164	$41
Commercial business	8	2,731	7	10	4,233	38
Commercial real estate	5	712	4	8	7,304	4
Agricultural	15	14,009	—	9	14,742	15
Consumer	44	1,192	236	36	1,826	385
Total	74	$18,792	$279	65	$28,269	$483

The allowance for loan and lease losses was $11.2 million at June 30, 2015, as compared to $10.5 million at June 30, 2014. the general valuation allowance increased by $932,000, due to increasing loan balances and adjusted for fluctuations in historical losses and environmental factors. This increase was partially offset by a decrease of $204,000 in the specific valuation allowance primarily related to the consumer segment. The ratio of the allowance for loan and lease losses to total loans and leases was 1.23% at June 30, 2015, compared to 1.29% at June 30, 2014, while the ratio of the general allowance to non-impaired loans was 1.22% and 1.28% respectively. The Company's management has considered nonperforming assets and other assets of concern in establishing the allowance for loan and lease losses. The Company continues to monitor its allowance for possible loan and lease losses and make future additions or reductions in light of the level of loans and leases in its portfolio and as economic conditions dictate. The current level of the allowance for loan and lease losses is a result of management's assessment of the risks within the portfolio based on the information revealed in credit reporting processes. The Company utilizes a risk-rating system on commercial business, agricultural, construction, multi-family and commercial real estate loans, including purchased loans. The Company periodically utilizes an external loan review to assist in the assessment of the appropriateness of risk ratings and of risks within the portfolio. A periodic credit review is performed on all types of loans and leases to establish the necessary reserve based on the estimated risk within the portfolio. This assessment of risk takes into account the composition of the loan and lease portfolio, historical loss experience for each loan and lease category, previous loan and lease experience, concentrations of credit, current economic conditions and other factors that in management's judgment deserve recognition.
Real estate properties acquired through foreclosure are initially recorded at fair value (less a deduction for disposition costs). Valuations are periodically updated by management and a specific provision for losses on such properties is established by a charge to operations if the carrying values of the properties exceed their estimated net realizable values.
At June 30, 2015, the Company also had an allowance for credit losses on off-balance sheet credit exposures of $100,000. This amount is maintained as a separate liability account to cover estimated potential credit losses associated with off-balance sheet credit instruments such as off-balance sheet loan commitments, standby letters of credit, and guarantees and is recorded in other liabilities in the Consolidated Statements of Financial Condition. Although management believes that it uses the best information available to determine the allowances, unforeseen market conditions could result in adjustments and net income being significantly affected if circumstances differ substantially from the assumptions used in making the final determinations. Future additions to the Company's allowances may result from periodic loan, property and collateral reviews and thus cannot be predicted in advance. See Note 1 of "Notes to Consolidated Financial Statements," which is included in Part II, Item 8 "Financial Statements and Supplementary Data" of the Company's Form 10-K for the year ended June 30, 2015, for a description of the Company's policy regarding the provision for losses on loans and leases.
Comparison of the Fiscal Year Ended June 30, 2015 and June 30, 2014
General.    The Company's net income was $3.6 million or $0.51 for basic and diluted earnings per common share for the fiscal year ended June 30, 2015, a $3.0 million decrease in net income compared to $6.6 million or $0.94 for basic and diluted earnings per common share for the prior fiscal year. Fiscal 2015 resulted in a return on average equity (i.e., net income divided by average equity) of 3.53%, compared to 6.74% in fiscal 2014. For fiscal 2015, the return on average assets (i.e., net income divided by average assets) was 0.30% compared to 0.53% in the prior fiscal year. As discussed in more detail below, the decrease in net income was due primarily to an increase in noninterest expense of $5.6 million, a decrease in noninterest income of $2.8 million, an increase in the provision for losses on loans and leases of $1.2 million, and partially offset by an increase in net interest income of $4.9 million and a decrease in income tax expense of $1.7 million.
Interest, Dividend and Loan Fee Income.    Interest, dividend and loan fee income was $42.3 million for the fiscal year ended June 30, 2015, as compared to $40.1 million for the prior fiscal year, an increase of $2.2 million or 5.5%. Interest earned on loans and leases receivable totaled $38.4 million for fiscal 2015 which is an increase of $3.9 million when compared to the prior fiscal year. The average balance of loans and leases receivable increased from $755.2 million for fiscal 2014, to $859.2 million for fiscal 2015, while the average yield decreased by 10 basis points to 4.47%, in the year-over-year comparison. The increase in interest earned on loans and leases receivable was partially offset by a decrease of $1.7 million in interest earned on investment securities and interest-earning deposits, which totaled $3.9 million for fiscal 2015. The average balance of investment securities decreased by $136.1 million to $277.4 million for fiscal 2015, and the average yield improved by 4 basis points to 1.34%, when compared to fiscal 2014 results. The average balance of total interest-earning assets decreased by 2.9%. However, due to the shift in earning assets from investments to higher interest-earning loans, the interest, dividend and loan fee income increased by $3.0 million. The average yield on interest-earning assets increased 29 basis points due to the change in composition to the higher earning loan balances, but resulted in a decrease to interest, dividend and loan fee income of $754,000 due primarily to the average yield decrease in loans and leases receivable of 10 basis points mentioned above.
Interest Expense.    Interest expense was $6.4 million for the fiscal year ended June 30, 2015, as compared to $9.1 million for the prior fiscal year, a decrease of $2.7 million or 29.8%. A $618,000 decrease in interest expense was the result of a decrease of 6 basis points in average deposit rates paid. The average rate on interest-bearing deposits was 0.44% for fiscal

2015, as compared to 0.50% for fiscal 2014. The average balance of deposits increased $10.0 million, or 1.3% in the year-over-year comparison and resulted in increased interest expense of $178,000. This was also impacted by the increase in the time certificates, which have a higher impact on interest expense due to their higher rates. Interest expense related to FHLB advances and other borrowings decreased by $2.1 million, to $1.7 million, due to the prepayment of $84.9 million in long-term advances in the second fiscal quarter of 2015. Balances have since increased, but the overall weighted average rate for the advances are 0.40% as compared to 2.74% at June 30, 2014. The average rate paid during fiscal 2015 decreased by 103 basis points and resulted in interest savings of $1.2 million, while the average balance borrowed decreased and resulted in additional interest savings of $910,000. Lower-yielding investment securities were sold to fund the prepayment of the advances. Interest expense on subordinated debentures decreased by $139,000 to $1.2 million for fiscal 2015, due to reduced rates on the effective swap contracts on existing outstanding debentures.
Net Interest Income.    Net interest income for fiscal 2015 was $36.0 million, an increase of $4.9 million, or 15.8%, compared to fiscal 2014, due to an increase in interest income of $2.2 million or 5.5% and complemented by a decrease in interest expense of $2.7 million or 29.8%. The net interest margin was 3.15%, compared to 2.64% for the prior fiscal year, an increase of 51 basis points. The Company's net interest margin on a fully taxable equivalent basis was 3.21% for the fiscal year ended June 30, 2015, as compared to 2.70% for the prior fiscal year. The yield on interest-earning assets increased 29 basis points to 3.70% for fiscal 2015, while the average rate paid on interest-bearing liabilities decreased 26 basis points to 0.68% in fiscal 2015. In fiscal 2015, the average balances decreased from the prior fiscal year for interest-earning assets and interest-bearing liabilities by 2.9% and 2.8%, respectively. The average yield on loans and leases receivable was impacted due to the recovery of approximately $770,000 of interest income from an agricultural borrower relationship, which obtained a new loan with governmental agency guarantees. Previously, the payments received for this borrower were all applied to principal since the loans were in nonaccrual status. Upon placing the borrower back on accrual with the new loan funding, all of the interest previously collected and applied to principal were treated as interest revenue and the principal was reclassified to the proper amounts under the accrual method. The effect on the yield on loans and leases receivable was an increase of 5 basis points for fiscal 2015. The average yield on interest-earning assets increased primarily due to shift in the composition of assets, which included a higher composition of loans and leases receivable, even though the yield on loans and leases receivable declined slightly. The Company continues to have a diversified loan portfolio comprised of a mix of consumer and business type lending. This mix helps the Company manage the net interest margin and interest rate risk by retaining loan and lease production on the balance sheet or by looking at alternatives through secondary markets.
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
Provision for losses on loans and leases increased $1.2 million to $1.8 million for fiscal 2015, compared to $607,000 for fiscal 2014. The increase in the provision is due to the combination of factors including a 12.6% increase in the loan portfolio balance and a slight decrease in the specific valuation allowances recorded on impaired loans. In addition, net charge-offs totaled $1.1 million for fiscal 2015 compared to $848,000 in fiscal 2014, as management continued its proactive approach to resolving problem assets. Classified assets at June 30, 2015 were $22.0 million, which is a decrease of $8.1 million since June 30, 2014. Nonperforming assets decreased by $4.2 million, or 24.1%, to $13.3 million at June 30, 2015 when compared to June 30, 2014, due to improvements in dairy-related credits within the agricultural sector and asset quality improvements. Dairy-related credits remained the largest segment within the nonperforming assets at June 30, 2015.
The allowance for losses on loans and leases at June 30, 2015 was $11.2 million, which is an increase of $728,000 since June 30, 2014. The ratio of allowance for loan and lease losses to total loans and leases was 1.23% at June 30, 2015, compared to 1.29% at June 30, 2014. The general valuation allowance which is an allowance for loan losses for those loans not deemed to be impaired, increased by $932,000 due primarily to the increase in loan balances. The specific valuation allowance decreased by $204,000 during fiscal 2015 to $279,000 and is primarily attributed to consumer loans. The ratio of allowance for loan and lease losses to nonperforming loans and leases at June 30, 2015, was 85.7% compared to 60.7% at June 30, 2014. The Bank's management believes that the June 30, 2015, recorded allowance for loan and lease losses is adequate to provide for probable losses on the related loans and leases, based on its evaluation of the collectability of loans and leases and prior loss experience.
Noninterest Income.    Noninterest income was $12.3 million for the fiscal year ended June 30, 2015, as compared to $15.0 million for the prior fiscal year, which represents a decrease of $2.8 million or 18.3%. This decrease was primarily due to a decrease in the net gain on sale of securities and loan servicing income of $1.8 million and $1.1 million, respectively. In addition, a decrease in fees on deposits and a loss on disposal of closed-branch fixed assets reduced income by $300,000 and

$461,000, respectively. These decreases were partially offset by an increase in commission and insurance income and other noninterest income of $338,000 and $433,000, respectively.
Net loss on the sale of securities totaled $1.1 million for fiscal 2015, a decrease of $1.8 million from the net gain of $653,000 in the prior fiscal year. The Company received proceeds of $147.9 million for net losses of $1.1 million for fiscal 2015. The Company sold lower-earning rate securities to help fund the prepayment of $84.9 million of long-term FHLB advances, as mentioned earlier. Overall, net interest margin improved as a result of these transactions. The Company received proceeds of $78.3 million for net gains of $653,000 for fiscal 2014.
Loan servicing income decreased by $1.1 million to $1.4 million for fiscal 2015 primarily due to the lack of any recovery of any valuation allowances in fiscal 2015. In fiscal 2014, $1.2 million income was attributed to the full recovery of the valuation allowance by June 30, 2014. For fiscal 2015, a decrease in amortization expense of $250,000 increased loan servicing income as compared to the prior fiscal year, but was partially offset by a decrease in service fee income of $122,000 in the year-over-year comparison. An assessment of prepayment speeds within the portfolio contributed to the decreased amount of amortization expense compared to the prior fiscal year. Servicing income decreased due to a decreasing asset base and an overall lesser net servicing fee percentage which is based on investor mix and modified for delinquencies.
Fees on deposits decreased $300,000, or 4.8% to $6.0 million for the fiscal year ended June 30, 2015, as compared to the prior fiscal year due to decreases in Non-sufficient Funds ("NSF")/Overdraft fees of $213,000 and point-of-sale income reductions of $171,000. NSF/Overdraft fee decreases were attributed to reduced transactions and point-of-sale income decreases were partially due to scheduled changes in the potential incentive earnings structure. ATM service fees and account service charges partially offset these decreases and increased by $63,000 and $37,000, respectively.
In fiscal 2015, as mentioned earlier, four retail branches closed, of which one retail branch was relocated to a full-service branch, and one full-service branch was closed, which resulted in a loss on disposal of closed-branch fixed assets of $461,000. This decreased the total revenue from the prior fiscal year which did not reflect any branch closures. Most of the losses occurred due to the write-off of the net book value of building and leasehold improvements which were being depreciated over the lease term or estimated useful life of the building.
Other noninterest income increased by $433,000, due to property sale net gains in fiscal 2015. During the second quarter, land which was previously held for expansion for a branch was sold for a loss of $64,000. The branch was closed in fiscal 2014 and the land was no longer wanted. In the third quarter of fiscal 2015, a sale-leaseback transaction was completed for a Sioux Falls branch location which resulted in an overall gain of $537,000, of which $314,000 was recognized and $224,000 was deferred over the lease term. In the fourth quarter, a branch was relocated and the original property was sold for a gain of $196,000. The new branch is a leased location.
Noninterest Expense.    Noninterest expense was $41.6 million for the fiscal year ended June 30, 2015, compared to $36.0 million for the fiscal year ended June 30, 2014, an increase of $5.6 million, or 15.7%. A loss on early extinguishment of debt of $4.1 million was incurred due to the prepayment of FHLB long-term advances in the second fiscal quarter of 2015. In addition, increases in compensation and employee benefits, occupancy and equipment, and marketing and community investment of $962,000, $212,000, and $253,000, respectively, impacted the increase in noninterest expense. Branch closure costs included in noninterest expense was $436,000 which was primarily comprised of occupancy costs of $350,000, but also included severance compensation of $63,000 and other minor costs. Foreclosed real estate and other decreased by $222,000 to partially offset the other increases.
Compensation and employee benefits were $22.4 million for the fiscal year ended June 30, 2015, an increase of $962,000, or 4.5% when compared to the prior fiscal year. The increase was due to an increase in salaries and wages, variable pay, health and insurance benefits and partially offset by an increase in compensation deferrals related to loan costs under ASC 310-20. Salary and wage expense increased due to a combination of increased FTEs with the hiring of additional producers and partially offset by fewer retail employees due to the branch closures. Salary and wage expense increased by $700,000 to $15.7 million, which included the severance compensation expense of the branch closures of $63,000. Management continues to assess production and staff efficiency, and reported FTEs of 295 at June 30, 2015, compared to 280 at June 30, 2014. The decrease in expense related to the deferrals was $462,000 for fiscal 2015 as compared to the prior fiscal year, which resulted from increased lending activities and overall higher direct costs of originating loans. Variable and incentive pay increased by $370,000 to $2.5 million for fiscal 2015 due primarily to variable pay increases related to commissions and insurance income of $186,000 and mortgage commission increases of $144,000 related to increased mortgage activity. Employee benefits increases included in compensation expense were healthcare expense increases of $372,000 and a net decrease in retirement and other costs of $66,000. Healthcare costs increased due to increased utilization and more frequent higher dollar claims. Pension plan expenses decreased due to lower net periodic pension costs which are determined annually by an actuary.

Marketing and community investment increased $253,000 to $1.5 million for the fiscal year ended June 30, 2015, due primarily to advertising cost increases and more specifically advertising in media. This was part of an effort to increase brand recognition and sales opportunities during the fiscal year.
Occupancy and equipment expense increased $212,000, which included $350,000 of expense related to branch closures during fiscal 2015. Excluding the branch closure costs, fiscal 2015 occupancy and equipment costs decreased by $138,000 when compared to fiscal 2014. This reflects the reduction of costs related to branch operating costs initiated in prior years through the reduction of redundant branch locations.
Income Tax Expense.    The Company's income tax expense for the fiscal year ended June 30, 2015 decreased to $1.1 million compared to $2.9 million for the prior fiscal year. The effective tax rates were 23.6% and 30.3% for the fiscal years ended June 30, 2015 and 2014, respectively. The effective rate declined due to an increase in permanent tax differences as a percentage of net income when compared to the prior fiscal year.
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
Interest Expense.    Interest expense was $9.1 million for the fiscal year ended June 30, 2014, as compared to $10.6 million for the prior fiscal year, a decrease of $1.5 million or 14.3%. An $820,000 decrease in interest expense was the result of a decrease of 14 basis points in average deposit rates paid. The average rate on interest-bearing deposits was 0.50% for fiscal 2014, as compared to 0.64% for fiscal 2013. The average balance of deposits increased $35.1 million, or 4.7% in the year-over-year comparison, but resulted in reduced interest expense of $6,000 due to the shifting of balances from time certificates to lower cost checking and money market accounts during fiscal 2014. Interest expense related to FHLB advances and other borrowings decreased by $342,000, to $3.8 million, due to declining rates in excess of increased average balances when compared to the prior fiscal year. The average rate paid decreased by 43 basis points and resulted in interest savings of $665,000, while the average balance borrowed increased and resulted in additional interest expense of $323,000. The reduction in rates paid were impacted primarily from the maturing of higher fixed-rate term advances, which were replaced with the lower rate overnight advances. Overall advances increased to fund increasing interest-earning asset balances in fiscal 2014 when compared to the prior fiscal year. Interest expense on subordinated debentures decreased by $352,000 to $1.3 million for fiscal 2014, due to the extinguishment of $3.0 million in debt in the fourth quarter of fiscal 2013, which reduced interest expense by $167,000 and reduced rates on the effective swap contracts on existing outstanding debentures, which reduced interest expense by $185,000.
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

Liquidity and Capital Resources
The Company's liquidity is comprised of three primary classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Net cash provided by operating activities and investing activities for the fiscal year ended June 30, 2015 was $8.5 million and $82.4 million, respectively, while the net cash flows used for financing activities was $93.7 million. For the fiscal year ended June 30, 2014, net cash provided by operating activities and financing activities was $15.6 million and $51.8 million, respectively, while net cash used for investing activities was $64.5 million. The results were a decrease in cash and cash equivalents of $2.8 million for the fiscal year ended June 30, 2015 compared to an increase in cash and cash equivalents of $2.9 million for the prior fiscal year.
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
Liquidity management is both a daily and long-term responsibility of management. The Bank adjusts its investments in liquid assets based upon management's assessment of (i) expected loan demand, (ii) projected loan sales, (iii) expected deposit flows, (iv) yields available on interest-bearing deposits, and (v) the objectives of its asset/liability management program. Excess liquidity is invested generally in interest-bearing overnight deposits and other short-term government and agency obligations. During the fiscal year ended June 30, 2015, the Bank decreased its borrowings with the FHLB and other borrowings by $55.1 million.
Although in-market deposits is one of the Bank's primary source of funds, the Bank's policy has been to utilize borrowings where the funds can be invested in either loans or securities at a positive rate of return or to use the funds for short-term liquidity purposes. At June 30, 2015, the Bank had the following sources of additional borrowings:

•	$15.0 million in an uncommitted, unsecured line of federal funds with First Tennessee Bank, NA;

•	$20.0 million in an uncommitted, unsecured line of federal funds with Zions Bank;

•	$72.7 million of available credit from the Federal Reserve Bank; and

•	$248.1 million of available credit from FHLB of Des Moines (after deducting outstanding borrowings with FHLB of Des Moines).
The Bank may also seek other sources of contingent liquidity including additional federal funds purchased lines with correspondent banks and lines of credit with the Federal Reserve Bank. There were no funds drawn on the uncommitted, unsecured line of federal funds with First Tennessee Bank, NA, Zions Bank and the Federal Reserve Bank at June 30, 2015. The Bank, as a member of the FHLB of Des Moines, is required to acquire and hold shares of capital stock in the FHLB of Des Moines equal to 0.12% of the total assets of the Bank at December 31 annually. The Bank is also required to own activity-based stock, which is based on 4.00% of the Bank's outstanding advances. These percentages are subject to change at the discretion of the FHLB Board of Directors.
In addition to the above sources of additional borrowings, the Bank has implemented arrangements to acquire out-of-market certificates of deposit as an additional source of funding. At June 30, 2015, the Bank had $74.0 million in out-of-market certificates of deposit.
The Bank anticipates that it will have sufficient funds available to meet current loan commitments. At June 30, 2015, the Bank had outstanding commitments to originate and purchase mortgage, commercial and agricultural loans of $20.0 million and to sell mortgage loans of $9.0 million. Commitments by the Bank to originate loans are not necessarily executed by the customer. The Bank monitors the ratio of commitments to funding for use in liquidity management. At June 30, 2015, the Bank had no outstanding commitments to purchase investment securities and no commitments to sell investment securities available for sale.
The Company has an available line of credit with United Bankers' Bank for liquidity needs of $4.0 million with no funds advanced at June 30, 2015. The line of credit was renewed on October 1, 2014 and is available through October 1, 2015. Management expects to renew this line of credit at the maturity of the current note. The Company has pledged 100% of Bank stock as collateral for this line of credit.
The Company uses its capital resources to pay dividends to its stockholders, to support organic growth, to make acquisitions, to service its debt obligations and to provide funding for investment into the Bank as Tier 1 (core) capital.
Depository institutions and their related bank holding companies insured by the FDIC are required to meet four regulatory capital requirements. If a requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, seizure. Institutions not in compliance may apply for an exemption from the requirements and submit a recapitalization plan. At June 30, 2015, the Bank and the Company met all current capital requirements.
At June 30, 2015, the Company’s Tier 1 leverage, Tier 1 risk-based capital, common equity Tier 1 risk-based capital and total risk-based capital ratios were 10.73%, 12.58%, 10.17% and 13.70%, respectively, and the Bank’s Tier 1 leverage, Tier 1 risk-based capital, common equity Tier 1 risk-based capital and total risk-based capital ratios were 10.39%, 12.16%, 12.16%, and 13.29%, respectively, which met regulatory benchmarks for a “well-capitalized” designation. Regulatory benchmarks for a “well-capitalized” designation are 5.00%, 8.00%, 6.50%, and 10.00% for the respective categories. See "Regulation--Capital Adequacy" and “Regulation--New Capital Rules” under Part I, Item 1 “Business” for more information regarding a final rule regarding capital requirements issued in July 2013, which became effective January 1, 2015.
The Company has entered into interest rate swap contracts which are classified as cash flow hedge contracts, fair value hedge contracts, or non-designated derivative contracts. At June 30, 2015, the total notional amount of interest rate swap contracts was $45.4 million with a fair value net loss of $875,000. The Company is exposed to losses if the counterparties fail to make their payments under the contract in which the Company is in a receiving status. The Company minimizes its risk by monitoring the credit standing of the counterparties. The Company anticipates the counterparties will be able to fully satisfy their obligations under the remaining agreements. See Note 10 of "Notes to Consolidated Financial Statements" of this Form 10-K for additional information.
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
Effect of New Accounting Standards
Note 1, "Summary of Significant Accounting Policies," of "Notes to Consolidated Financial Statements" of this Form 10-K discusses new accounting policies adopted by the Company during fiscal 2015. The expected impact of accounting policies recently issued or proposed but not yet required to be adopted are discussed below. To the extent the adoption of new accounting standards materially affects the Company's financial condition, results of operations, or liquidity, the impacts are discussed in the applicable sections of this financial review and the notes to consolidated financial statements.

In February 2013, FASB issued ASU 2013-04 “Liabilities” (ASC Topic 405), obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. This update requires measuring the obligation resulting from joint and several liability arrangements to include (1) the amount the reporting entity agreed to pay on the basis of its arrangement amount its co-obligors and, (2) any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance is effective for fiscal years beginning after December 15, 2013 and the interim periods within those fiscal years. The amendments in this update should be applied retrospectively to all prior periods presented for those obligations resulting from joint and several liability arrangements within the update's scope that exist at the beginning of an entity's fiscal year of adoption. Early adoption is permitted. The Company adopted this update in the first quarter of fiscal 2015 and the adoption did not have a material effect on the Company's consolidated financial condition, results of operations or cash flows.
In April 2013, FASB issued ASU 2013-07 “Presentation of Financial Statements” (ASC Topic 205), liquidation basis of accounting. The amendments require an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation is imminent when the likelihood is remote that the entity will return from liquidation and either (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties or (b) a plan for liquidation is being imposed by other forces (for example, involuntary bankruptcy). The guidance is effective for entities that determine liquidation is imminent for fiscal years beginning after December 15, 2013 and the interim periods within those fiscal years. The Company adopted this update in the first quarter of fiscal 2015 and the adoption did not have a material effect on the Company's consolidated financial condition, results of operations or cash flows.
In July 2013, FASB issued ASU 2013-10 “Derivatives and Hedging” (ASC Topic 815), inclusion of the Fed Funds effective swap rate (or overnight index swap rate) as a benchmark interest rate for hedge accounting purposes. The amendments permit the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes, in addition to the US Treasury Rate and London Interbank Offered Rate ("LIBOR"). The amendments also remove the restriction on using different benchmark rates for similar hedges. The guidance is effective for fiscal years beginning after December 15, 2013, and the interim periods within those fiscal years. Early adoption is permitted. The Company adopted this update in the first quarter of fiscal 2015 and the adoption did not have a material effect on the Company's consolidated financial condition, results of operations or cash flows.
In July 2013, FASB issued ASU 2013-11 “Income Taxes” (ASC Topic 740), regarding presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law to settle any additional income taxes that would result from the disallowance of a tax position, or the entity is not planning on using any deferred tax for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The guidance is effective for fiscal years beginning after December 15, 2013, and the interim periods within those fiscal years. Early adoption is permitted. The Company adopted this update in the first quarter of fiscal 2015 and the adoption did not have a material effect on the Company's consolidated financial condition, results of operations or cash flows.
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
In June 2014, FASB issued ASU 2014-11 “Transfers and Servicing" (ASC Topic 860), regarding changing the accounting for repurchase-to-maturity transactions to secured borrowing accounting requiring separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement. In addition, this Update requires disclosures for certain transactions comprising (1) a transfer of a financial asset accounted for as a sale and (2) an agreement with the same transferee entered into in contemplation of the initial transfer that results in the transferor retaining substantially all of the exposure to the economic return on the transferred financial asset throughout the term of the transaction. The update is effective for the first interim or annual period beginning after December 15, 2014, and the disclosure for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015. The Company adopted this update in the third and fourth quarter of fiscal 2015, as required, and the adoption did not have a material effect on the Company's consolidated financial condition, results of operations or cash flows.
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
One approach used to quantify interest rate risk is the Bank's net portfolio value ("NPV") analysis. In essence, this analysis calculates the difference between the present value of the liabilities and the present value of expected cash flows from assets and off-balance sheet contracts. The following tables set forth, at June 30, 2015 and June 30, 2014, an analysis of the Company's interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve (+300 or -100 basis points, measured in 100 basis point increments). Due to the low prevailing interest rate environment, -200 and -300 NPV was not estimated by the Bank at June 30, 2015 and June 30, 2014.
Even if interest rates change in the designated amounts, there can be no assurance that the Company's assets and liabilities would perform as set forth below. In addition, a change in U.S. Treasury rates in the designated amounts accompanied by a change in the shape of the Treasury yield curve would cause significantly different changes to the NPV than indicated below.

June 30, 2015
		Estimated Increase (Decrease) in NPV
Change in Interest Rates	Estimated NPV Amount
		Amount	Percent
	(Dollars in Thousands)
Basis Points
+300	$245,413	$19,823	9%
+200	242,176	16,586	7
+100	235,938	10,348	5
—	225,590	—	—
-100	188,195	(37,395)	(17)

June 30, 2014
		Estimated Increase (Decrease) in NPV
Change in Interest Rates	Estimated NPV Amount
		Amount	Percent
	(Dollars in Thousands)
Basis Points
+300	$255,897	$25,152	11%
+200	250,767	20,022	9
+100	242,485	11,740	5
—	230,745	—	—
-100	189,935	(40,810)	(18)

Contractual Obligations
The following table sets forth information with respect to the Company's contractual obligations at June 30, 2015. Operating lease obligations are primarily related to the lease of certain branch offices, which the Company has committed to at June 30, 2015.

	Payments due by period
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	Greater Than 5 Years
	(Dollars in Thousands)
Deposits without a stated maturity	$647,192	$647,192	$—	$—	$—
Certificates of Deposit	316,037	192,189	105,943	17,905	—
Advances from FHLB and other borrowings	65,558	55,336	10,222	—	—
Long-Term Debt Obligations	24,837	—	—	—	24,837
Operating Lease Obligations	4,902	818	1,424	1,174	1,486
Total Contractual Obligations	$1,058,526	$895,535	$117,589	$19,079	$26,323

Subsequent Event
Management has evaluated subsequent events for potential disclosure or recognition through September 11, 2015, the date of the filing of the consolidated financial statements with the Securities and Exchange Commission.

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
Consistent with the asset/liability management philosophy described above, the Company has taken several steps to manage its interest rate risk. The Company's agency residential mortgage-backed securities and securities available for sale typically have either short or medium terms to maturity or adjustable interest rates. At June 30, 2015, the Company had investment securities available for sale of $25.1 million with contractual maturities of five years or less. Adjustable-rate agency residential mortgage-backed securities totaled $48.8 million at June 30, 2015. Agency residential mortgage-backed securities amortize and experience prepayments of principal. The Company has received average cash flows from principal paydowns, maturities, sales and calls of all securities available for sale of $202.1 million annually over the past three fiscal years. However, during fiscal 2015, the securities portfolio was reduced to fund the prepayment of the FHLB term advances, which may reduce future cash flows compared to prior years. The Company also manages interest rate risk reduction by utilizing non-certificate depositor accounts for certain liquidity purposes. Management believes that such accounts carry a lower cost than certificate accounts, and that a material portion of such accounts may be more resistant to changes in interest rates than are certificate accounts. At June 30, 2015, the Company had $93.1 million of savings accounts, $198.0 million of money market accounts and $356.1 million of checking accounts, representing 67.2% of the Bank's total depositor account balances.
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
The Bank utilizes a third party to perform interest rate risk analysis, which utilizes a modeling program to measure the Bank’s exposure to potential interest rate changes. Measuring and managing interest rate risk is a dynamic process that management performs continually with the objective of maintaining a stable net interest margin. This process relies on the simulation of net interest income over multiple interest rate scenarios or “shocks.” Management considers net interest income simulation as the best method to evaluate shorter-term interest rate risk (12-24 month time frame). The modeled scenarios begin with a base case in which rates are unchanged and include parallel and nonparallel rate shocks. The results of these shocks are measured in two forms: first, the impact on the net interest margin and earnings over one and two year timeframes; and second, the impact on the market value of equity otherwise known as NPV.

The following table shows the anticipated effect on net interest income from instantaneous parallel shocks (up and down) in interest rates over the subsequent twelve month and twenty-four month period. As of June 30, 2015, the effect of an immediate and sustained 200 basis point increase in interest rates would be a decline in net interest income of approximately $1.7 million, or 4.4% in the first year, while the subsequent twelve month period is modeled to decline in net interest income of approximately $207,000, or 0.5%. Although unlikely in the current low interest rate environment, a 100 basis point decrease in rates would decrease net interest income by approximately $156,000, or 0.4% in the first year, while the subsequent twelve month period is modeled to decline in net interest income by approximately $536,000 or 1.4%.

June 30, 2015
	Year 1			Year 2
Change in Interest Rates	Estimated Net Interest Income	Net Interest Income Impact	Percent	Estimated Net Interest Income	Net Interest Income Impact	Percent
Basis Points	(Dollars in Thousands)
+300	$36,445	$(2,761)	(7.0)%	$37,992	$(1,054)	(2.7)%
+200	37,468	(1,738)	(4.4)	38,839	(207)	(0.5)
+100	38,314	(892)	(2.3)	39,201	155	0.4
—	39,206	—	—	39,046	—	—
-100	39,050	(156)	(0.4)	38,510	(536)	(1.4)
Computations of the prospective effects of hypothetical interest rate changes are based on numerous assumptions. Actual values may differ from those projections set forth above. Further, the computations do not contemplate any actions the Bank could have undertaken in response to changes in interest rates.

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
Under the supervision and with the participation of the Company's management, including its President and Chief Executive Officer and its Senior Vice President, Chief Financial Officer and Treasurer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting at June 30, 2015 based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in 2013. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective at June 30, 2015.
The effectiveness of the Company’s internal control over financial reporting as of June 30, 2015, has been audited by Eide Bailly LLP, the independent registered public accounting firm who also has audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K. Eide Bailly LLP’s report on the Company’s internal control over financial reporting appears on the following page.

/s/ STEPHEN M. BIANCHI	/s/ BRENT R. OLTHOFF
Stephen M. Bianchi President and Chief Executive Officer	Brent R. Olthoff Senior Vice President, Chief Financial Officer and Treasurer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
HF Financial Corp.
Sioux Falls, South Dakota

We have audited the accompanying consolidated statements of financial condition of HF Financial Corp. as of June 30, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the three year period ended June 30, 2015. HF Financial Corp.'s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HF Financial Corp. as of June 30, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the three year period ended June 30, 2015, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), HF Financial Corp.'s internal control over financial reporting as of June 30, 2015, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 11, 2015 expressed an unqualified opinion.

Sioux Falls, South Dakota
September 11, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
HF Financial Corp.
Sioux Falls, South Dakota

We have audited HF Financial Corp's internal control over financial reporting as of June 30, 2015, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). HF Financial Corp's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on HF Financial Corp's internal control over financial reporting based on our audit.

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

In our opinion, HF Financial Corp maintained, in all material respects, effective internal control over financial reporting as of June 30, 2015, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of HF Financial Corp, and our report dated September 11, 2015 expressed an unqualified opinion.

Sioux Falls, South Dakota
September 11, 2015

HF FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
JUNE 30, 2015 AND 2014
(DOLLARS IN THOUSANDS, except share data)

	June 30, 2015	June 30, 2014
ASSETS
Cash and cash equivalents	$21,476	$24,256
Investment securities available for sale (Note 2)	158,806	348,878
Investment securities held to maturity (Note 2)	20,156	19,507
Correspondent bank stock (Note 8)	4,177	6,367
Loans held for sale (Note 3)	9,038	6,173

Loans and leases receivable (Note 3)	914,419	811,946
Allowance for loan and lease losses (Note 3)	(11,230)	(10,502)
Loans and leases receivable, net (Note 3)	903,189	801,444

Accrued interest receivable	5,414	5,407
Office properties and equipment, net of accumulated depreciation (Note 5)	15,493	13,805
Foreclosed real estate and other properties	157	180
Cash value of life insurance	21,320	20,644
Servicing rights, net (Note 4)	10,584	11,218
Goodwill and intangible assets, net (Note 6)	4,737	4,830
Other assets (Note 11)	10,830	12,020
Total assets	$1,185,377	$1,274,729
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits (Note 7)	$963,229	$999,174
Advances from Federal Home Loan Bank and other borrowings (Note 8)	65,558	120,643
Subordinated debentures payable to trusts (Note 9)	24,837	24,837
Advances by borrowers for taxes and insurance	14,197	13,683
Accrued expenses and other liabilities (Note 15)	13,579	14,740
Total liabilities	1,081,400	1,173,077
Stockholders' equity (Notes 12, 13 and 14)
Preferred stock, $.01 par value, 500,000 shares authorized, none outstanding	—	—
Series A Junior Participating Preferred Stock, $1.00 stated value, 50,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, 10,000,000 shares authorized, 9,137,906 and 9,138,895 shares issued at June 30, 2015 and 2014, respectively	91	91
Additional paid-in capital	46,320	46,218
Retained earnings, substantially restricted	90,145	89,694
Accumulated other comprehensive (loss), net of related deferred tax effect (Note 18)	(1,682)	(3,454)
Less cost of treasury stock, 2,083,455 shares at June 30, 2015 and 2014	(30,897)	(30,897)
Total stockholders' equity	103,977	101,652
Total liabilities and stockholders' equity	$1,185,377	$1,274,729

HF FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED JUNE 30, 2015, 2014 AND 2013
(DOLLARS IN THOUSANDS, except share data)

	2015	2014	2013
Interest, dividend and loan fee income:
Loans and leases receivable	$38,446	$34,541	$33,923
Investment securities and interest-bearing deposits	3,894	5,603	5,068
	42,340	40,144	38,991
Interest expense:
Deposits	3,496	3,936	4,762
Advances from Federal Home Loan Bank and other borrowings	2,884	5,151	5,845
	6,380	9,087	10,607
Net interest income	35,960	31,057	28,384
Provision for losses on loans and leases	1,831	607	271
Net interest income after provision for losses on loans and leases	34,129	30,450	28,113
Noninterest income:
Fees on deposits	5,971	6,271	6,500
Loan servicing income, net	1,352	2,473	476
Gain on sale of loans	2,227	2,117	4,613
Earnings on cash value of life insurance	827	817	814
Trust income	853	864	794
Commission and insurance income	1,758	1,420	860
Gain (loss) on sale of securities, net	(1,099)	653	2,110
Loss on disposal of closed-branch fixed assets	(461)	—	(22)
Other	829	396	(1,022)
	12,257	15,011	15,123
Noninterest expense:
Compensation and employee benefits	22,386	21,424	20,044
Occupancy and equipment	4,377	4,165	4,196
FDIC insurance	821	866	798
Check and data processing expense	3,230	3,077	2,990
Professional fees	2,121	2,145	2,086
Marketing and community investment	1,508	1,255	1,090
Foreclosed real estate and other properties, net	100	322	344
Loss on early extinguishment of debt	4,065	—	—
Other	3,033	2,738	2,784
	41,641	35,992	34,332
Income before income taxes	4,745	9,469	8,904
Income tax expense (Note 11)	1,119	2,867	3,034
Net income	$3,626	$6,602	$5,870

Basic earnings per common share (Note 14)	$0.51	$0.94	$0.83
Diluted earnings per common share (Note 14)	0.51	0.94	0.83
Dividend declared per common share	0.45	0.45	0.45

HF FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED JUNE 30, 2015, 2014 AND 2013
(DOLLARS IN THOUSANDS, except share data)

	2015	2014	2013
Net income	$3,626	$6,602	$5,870
Other comprehensive income (loss), net of tax:
Securities available for sale:
Change in unrealized gains (losses) on other securities	803	591	(4,413)
Reclassification adjustment:
Security losses (gains) recognized in earnings	1,099	(653)	(2,110)
Income tax (expense) benefit	(723)	24	2,479
Other comprehensive income (loss) on investment securities available for sale	1,179	(38)	(4,044)
Defined benefit plan:
Net unrealized gain (loss)	508	878	(960)
Income tax (expense) benefit	(193)	(334)	365
Other comprehensive income (loss) on defined benefit plan	315	544	(595)
Cash flow hedging activities-interest rate swap contracts:
Net unrealized gains	420	494	913
Reclassification adjustment:
Hedge losses recognized in earnings	—	—	2,174
Income tax (expense)	(142)	(169)	(1,111)
Other comprehensive income on cash flow hedging activities-interest rate swap contracts	278	325	1,976
Total other comprehensive income (loss)	1,772	831	(2,663)
Comprehensive income	$5,398	$7,433	$3,207

HF FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED JUNE 30, 2015, 2014 AND 2013
(DOLLARS IN THOUSANDS, except share data)

	Common Stock	Preferred Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
Balance, June 30, 2012	$91	$—	$45,673	$83,571	$(1,622)	$(30,897)	$96,816
Net income	—	—	—	5,870	—	—	5,870
Net change in unrealized gain on securities available for sale, net of deferred taxes	—	—	—	—	(4,044)	—	(4,044)
Net change in unrealized loss on defined benefit plan, net of deferred taxes	—	—	—	—	(595)	—	(595)
Net change in unrealized loss on derivatives and hedging activities, net of deferred taxes	—	—	—	—	1,976	—	1,976
Issuance of common stock and exercise of stock options (Note 17)	—	—	42	—	—	—	42
Cash dividends paid on common stock	—	—	—	(3,175)	—	—	(3,175)
Amortization of stock-based compensation	—	—	381	—	—	—	381
Balance, June 30, 2013	91	—	46,096	86,266	(4,285)	(30,897)	97,271
Net income	—	—	—	6,602	—	—	6,602
Net change in unrealized loss on securities available for sale, net of deferred taxes	—	—	—	—	(38)	—	(38)
Net change in unrealized loss on defined benefit plan, net of deferred taxes	—	—	—	—	544	—	544
Net change in unrealized loss on derivatives and hedging activities, net of deferred taxes	—	—	—	—	325	—	325
Issuance of common stock and exercise of stock options (Note 17)	—	—	6	—	—	—	6
Cash dividends paid on common stock	—	—	—	(3,174)	—	—	(3,174)
Amortization of stock-based compensation	—	—	116	—	—	—	116
Balance, June 30, 2014	91	—	46,218	89,694	(3,454)	(30,897)	101,652
Net income	—	—	—	3,626	—	—	3,626
Net change in unrealized loss on securities available for sale, net of deferred taxes	—	—	—	—	1,179	—	1,179
Net change in unrealized loss on defined benefit plan, net of deferred taxes	—	—	—	—	315	—	315
Net change in unrealized loss on derivatives and hedging activities, net of deferred taxes	—	—	—	—	278	—	278
Issuance of common stock and exercise of stock appreciation rights (Note 17)	—	—	10	—	—	—	10
Cash dividends paid on common stock	—	—	—	(3,175)	—	—	(3,175)
Amortization of stock-based compensation	—	—	92	—	—	—	92
Balance, June 30, 2015	$91	$—	$46,320	$90,145	$(1,682)	$(30,897)	$103,977

HF FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2015, 2014 AND 2013
(DOLLARS IN THOUSANDS, except share data)

	2015	2014	2013
Cash Flows From Operating Activities
Net income	$3,626	$6,602	$5,870
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for losses on loans and leases	1,831	607	271
Provision (benefit) for allowance on servicing rights	—	(1,249)	361
Depreciation	1,646	1,721	1,776
Amortization of intangible assets	93	108	26
Amortization of discounts and premiums on securities and other	4,725	6,875	7,879
Stock-based compensation	102	122	381
Net change in loans held for resale	(638)	5,113	11,651
(Gain) on sale of loans	(2,227)	(2,117)	(4,613)
Realized loss (gain) on sale of investment securities, net	1,099	(653)	(2,110)
(Gain) on extinguishment of subordinated debentures	—	—	(870)
Loss on termination of interest rate swap agreements	—	—	2,174
(Gain) loss and provision for losses on foreclosed real estate and other properties, net	16	63	(54)
Loss on disposal of office properties and equipment, net	17	8	111
Change in other assets and liabilities (Note 21)	(1,778)	(1,644)	(1,771)
Net cash provided by (used in) operating activities	8,512	15,556	21,082
Cash Flows From Investing Activities
Net change in loans and leases outstanding	(103,711)	(117,828)	(12,282)
Purchases of investment securities	(22,118)	(127,740)	(278,887)
Proceeds from sales, maturities and repayments of investment securities	209,185	179,369	217,840
Purchases of correspondent bank stock	(25,725)	(28,277)	(18,362)
Proceeds from redemption of correspondent bank stock	27,915	30,846	17,269
Purchases of intangible assets	—	—	(100)
Purchases of office properties and equipment	(5,041)	(1,682)	(1,157)
Proceeds from sale of office properties and equipment	1,690	—	177
Purchases of servicing rights from external sources	—	—	(4)
Proceeds from sale of foreclosed real estate and other properties	204	853	1,147
Net cash provided by (used in) investment activities	82,399	(64,459)	(74,359)
Cash Flows From Financing Activities
Net increase (decrease) in deposits	(35,945)	100,413	4,902
Proceeds of advances from Federal Home Loan Bank and other borrowings	1,556,050	807,435	418,579
Payments on advances from Federal Home Loan Bank and other borrowings	(1,611,135)	(853,955)	(393,810)
Extinguishment of subordinated debentures	—	—	(2,130)
Increase (decrease) in advances by borrowers	514	1,088	(113)
Proceeds from issuance of common stock	—	—	42
Cash dividends paid	(3,175)	(3,174)	(3,175)
Net cash provided by (used in) financing activities	(93,691)	51,807	24,295
Increase (decrease) in cash and cash equivalents	(2,780)	2,904	(28,982)
Cash and Cash Equivalents
Beginning	24,256	21,352	50,334
Ending	$21,476	$24,256	$21,352

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015 AND 2014
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
Nature of Operations
The Company, a bank holding company, was formed in November 1991, for the purpose of owning all of the outstanding stock of Home Federal Bank ("the Bank"). The Company is incorporated under the laws of the State of Delaware and generally is authorized to engage in any activity that is permitted by the Delaware General Corporation Law. The executive offices of the Company and its direct and indirect subsidiaries are located in Sioux Falls, South Dakota.
The Bank was founded in 1929 and is a South Dakota state chartered banking corporation headquartered in Sioux Falls, South Dakota. The Bank provides full-service consumer and commercial business banking, including an array of financial products, to meet the needs of its market place. The Bank attracts deposits from the general public and uses such deposits, together with borrowings and other funds, to originate one-to-four family residential, commercial business, consumer, multi-family, commercial real estate, construction and agricultural loans. The Bank's consumer loan portfolio includes, among other things, automobile loans, home equity loans, loans secured by deposit accounts and student loans. The Bank also purchases agency residential mortgage-backed securities and invests in U.S. Government and agency obligations and other permissible investments. The Bank receives loan servicing income on loans serviced for others and commission income from credit-life insurance on consumer loans. Through its trust department, the Bank acts as trustee, personal representative, administrator, guardian, custodian, agent, advisor and manager for various accounts. The Bank, through its wholly-owned subsidiaries, offers annuities, mutual funds, life insurance and other financial products, and equipment leasing services.
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
Basis of Financial Statement Presentation and Use of Estimates
In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of financial condition and revenues and expenses for the fiscal year. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near-term related to the determination of the allowance for loan and lease losses, self-insurance, security impairment and servicing rights. Management has evaluated subsequent events for potential disclosure or recognition through September 11, 2015, the date of the filing of the consolidated financial statements with the Securities and Exchange Commission.
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
JUNE 30, 2015 AND 2014
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
The amount of the credit loss component of a debt security impairment is estimated as the difference between amortized cost and the present value of the expected cash flows of the security. The present value is determined using the best estimate cash flows discounted at the effective interest rate implicit to the security at the date of purchase or the current yield to accrete an asset-backed or floating rate security. At June 30, 2015, the Company does not have other-than-temporarily impaired debt securities for which credit losses exist.
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

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2015 AND 2014
(DOLLARS IN THOUSANDS, except share data)

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
In accordance with ASC 310, the loan portfolio was disaggregated into segments and then further disaggregated into classes for certain disclosures. A portfolio segment is defined as the level at which an entity develops and documents a systematic method for determining its allowance for credit losses. A class is generally determined based on the initial measurement attribute, risk characteristics of the loan, and an entity's method for monitoring and assessing credit risk. Residential and Consumer loan portfolio segments include classes of one-to- four family, construction, consumer direct, consumer home equity, and consumer overdraft and reserves. Commercial, Commercial Real Estate and Agriculture loan portfolio segments include the classes of commercial business, equipment finance leases, commercial real estate, multi-family real estate, construction, agricultural business, and agricultural real estate.
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

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2015 AND 2014
(DOLLARS IN THOUSANDS, except share data)

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
Allowance for Loan and Lease Losses
GAAP requires the Company to maintain an allowance for probable loan and lease losses in the loan and lease portfolio. Management must develop a consistent and systematic approach to estimate the appropriate balances that will cover the probable losses.
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

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2015 AND 2014
(DOLLARS IN THOUSANDS, except share data)

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

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2015 AND 2014
(DOLLARS IN THOUSANDS, except share data)

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
Mortgage Servicing Rights ("MSRs")
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
The Company has included MSRs as a critical accounting policy because the use of estimates for determining fair value using present value concepts may produce results which may significantly differ from other fair value analysis, perhaps even to the point of recording impairment. The risk to net income is when the underlying mortgages are paid off significantly faster than the assumptions used in the previously recorded amortization. Estimating future cash flows on the underlying mortgages is a difficult analysis and requires judgment based on the best information available. The Company looks at alternative assumptions and projections when preparing a reasonable and supportable analysis. Based on the Company's analysis of MSRs, no valuation reserve was recorded for temporary impairment at June 30, 2015, and no allowance was reversed during fiscal 2015.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2015 AND 2014
(DOLLARS IN THOUSANDS, except share data)

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

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2015 AND 2014
(DOLLARS IN THOUSANDS, except share data)

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
Marketing and Community Development
Marketing and community development costs are generally expensed as incurred and are included as noninterest expenses on the consolidated statements of income. Advertising costs, which are included within this total, were $1,049, $766, and $866 for the fiscal 2015, 2014 and 2013, respectively. Prepaid advertising costs at June 30, 2015 and 2014 totaled $32 and $36, respectively.
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

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2015 AND 2014
(DOLLARS IN THOUSANDS, except share data)

	Banking	Other	Total
Fiscal Year 2015
Net interest income (expense)	$37,117	$(1,157)	$35,960
Provision for losses on loans and leases	(1,831)	—	(1,831)
Noninterest income	10,528	1,729	12,257
Intersegment noninterest income	303	(289)	14
Noninterest expense	(38,905)	(2,736)	(41,641)
Intersegment noninterest expense	—	(14)	(14)
Income (loss) before income taxes	$7,212	$(2,467)	$4,745
Total assets at June 30 (1)(2)	$1,183,141	$2,236	$1,185,377
Fiscal Year 2014
Net interest income (expense)	$32,397	$(1,340)	$31,057
Provision for losses on loans and leases	(607)	—	(607)
Noninterest income	13,624	1,387	15,011
Intersegment noninterest income	287	(271)	16
Noninterest expense	(33,654)	(2,338)	(35,992)
Intersegment noninterest expense	—	(16)	(16)
Income (loss) before income taxes	$12,047	$(2,578)	$9,469
Total assets at June 30 (1)(2)	$1,271,532	$3,197	$1,274,729
Fiscal Year 2013
Net interest income (expense)	$30,025	$(1,641)	$28,384
Provision for losses on loans and leases	(271)	—	(271)
Noninterest income	14,189	934	15,123
Intersegment noninterest income	266	(252)	14
Noninterest expense	(32,290)	(2,042)	(34,332)
Intersegment noninterest expense	—	(14)	(14)
Income (loss) before income taxes	$11,919	$(3,015)	$8,904
Total assets at June 30 (1)(2)	$1,213,835	$3,677	$1,217,512
_____________________________________

(1)	Included in total assets were goodwill totaling $4,366 for the Banking segment at June 30, 2015, 2014 and 2013.

(2)	Included in total assets were intangible assets, net totaling $371, $464 and $572 for the Other segment at June 30, 2015, 2014 and 2013, respectively.
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
JUNE 30, 2015 AND 2014
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
The accrual estimates for pending and incurred but not reported health and dental claims are based upon pending claims lag reports provided by a third party provider. Although management believes that it uses the best information available to determine the accruals, unforeseen health and dental claims could result in adjustments and net income being significantly affected if circumstances differ substantially from the assumptions used in estimating the accruals. Net healthcare costs are inclusive of health and dental claims expenses and administration fees offset by stop loss and employee reimbursement.
The following table is a summary of net healthcare costs by quarter during the fiscal years ended June 30:

	2015	2014	2013
Quarter ended September 30	$309	$264	$236
Quarter ended December 31	430	257	411
Quarter ended March 31	420	384	300
Quarter ended June 30	619	501	291
Net healthcare costs	$1,778	$1,406	$1,238

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
JUNE 30, 2015 AND 2014
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
Recent Accounting Pronouncements
In February 2013, FASB issued ASU 2013-04 “Liabilities” (ASC Topic 405), obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. This update requires measuring the obligation resulting from joint and several liability arrangements to include (1) the amount the reporting entity agreed to pay on the basis of its arrangement amount its co-obligors and, (2) any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance is effective for fiscal years beginning after December 15, 2013 and the interim periods within those fiscal years. The amendments in this update should be applied retrospectively to all prior periods presented for those obligations resulting from joint and several liability arrangements within the update's scope that exist at the beginning of an entity's fiscal year of adoption. Early adoption is permitted. The Company adopted this update in the first quarter of fiscal 2015 and the adoption did not have a material effect on the Company's consolidated financial condition, results of operations or cash flows.
In April 2013, FASB issued ASU 2013-07 “Presentation of Financial Statements” (ASC Topic 205), liquidation basis of accounting. The amendments require an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation is imminent when the likelihood is remote that the entity will return from liquidation and either (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties or (b) a plan for liquidation is being imposed by other forces (for example, involuntary bankruptcy). The guidance is effective for entities that determine liquidation is imminent for fiscal years beginning after December 15, 2013 and the interim periods within those fiscal years. The Company adopted this update in the first quarter of fiscal 2015 and the adoption did not have a material effect on the Company's consolidated financial condition, results of operations or cash flows.
In July 2013, FASB issued ASU 2013-10 “Derivatives and Hedging” (ASC Topic 815), inclusion of the Fed Funds effective swap rate (or overnight index swap rate) as a benchmark interest rate for hedge accounting purposes. The amendments permit the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes, in addition to the US Treasury Rate and London Interbank Offered Rate ("LIBOR"). The amendments also remove the restriction on using different benchmark rates for similar hedges. The guidance is effective for fiscal years beginning after December 15, 2013, and the interim periods within those fiscal years. Early adoption is permitted. The Company adopted this update in the first quarter of fiscal 2015 and the adoption did not have a material effect on the Company's consolidated financial condition, results of operations or cash flows.
In July 2013, FASB issued ASU 2013-11 “Income Taxes” (ASC Topic 740), regarding presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law to settle any additional income taxes that would result from the disallowance of a tax position, or the entity is not planning on using any deferred tax for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The guidance is effective for fiscal years beginning after December 15, 2013, and the interim periods within those fiscal years. Early adoption is permitted. The Company adopted this update in the first quarter of fiscal 2015 and the adoption did not have a material effect on the Company's consolidated financial condition, results of operations or cash flows.
In January 2014, FASB issued ASU 2014-04 “Receivables-Troubled Debt Restructurings by Creditors” (ASC Topic 310-40), regarding guidance to reduce inconsistencies when derecognizing loan receivables and recording real estate

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2015 AND 2014
(DOLLARS IN THOUSANDS, except share data)

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
In June 2014, FASB issued ASU 2014-11 “Transfers and Servicing" (ASC Topic 860), regarding changing the accounting for repurchase-to-maturity transactions to secured borrowing accounting requiring separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement. In addition, this Update requires disclosures for certain transactions comprising (1) a transfer of a financial asset accounted for as a sale and (2) an agreement with the same transferee entered into in contemplation of the initial transfer that results in the transferor retaining substantially all of the exposure to the economic return on the transferred financial asset throughout the term of the transaction. The update is effective for the first interim or annual period beginning after December 15, 2014, and the disclosure for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015. The Company adopted this update in the third and fourth quarter of fiscal 2015, as required, and the adoption did not have a material effect on the Company's consolidated financial condition, results of operations or cash flows.
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
JUNE 30, 2015 AND 2014
(DOLLARS IN THOUSANDS, except share data)

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
During fiscal 2015, FASB issued several ASUs: ASU No. 2014-13 through ASU No. 2015-11. Except for those ASUs mentioned above, the remaining ASUs issued entail technical corrections or clarifications to existing guidance or affect guidance related to specialized industries or entities and therefore have minimal, if any, impact on the Company.
Reclassification
Certain balances from June 30, 2014 and 2013 have been reclassified in the Notes to Consolidated Financial Statements to conform to the fiscal 2015 presentation.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2015 AND 2014
(DOLLARS IN THOUSANDS, except share data)

NOTE 2—INVESTMENT SECURITIES
The amortized cost and fair value of investment securities classified as available for sale and held to maturity according to management's intent, are as follows:

	June 30, 2015
	Adjusted Carrying Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Investment securities available for sale:
Debt securities:
U.S. government agencies	$21,914	$119	$(27)	$22,006
Municipal bonds	8,277	21	(36)	8,262
	30,191	140	(63)	30,268
Equity securities:
FNMA(1)	—	—	—	—
Federal Ag Mortgage	7	6	—	13
Other investments	353	—	—	353
	360	6	—	366
Agency residential mortgage-backed securities	128,649	516	(993)	128,172
Total investment securities available for sale	$159,200	$662	$(1,056)	$158,806

Investment securities held to maturity:
Municipal bonds	$18,308	$283	$(10)	$18,581
Agency residential mortgage-backed securities	1,848	50	—	1,898
Total investment securities held to maturity	$20,156	$333	$(10)	$20,479

(1) $8 amortized cost and $8 total other-than-temporary impairment recognized in Accumulated Other Comprehensive Income.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2015 AND 2014
(DOLLARS IN THOUSANDS, except share data)

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

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2015 AND 2014
(DOLLARS IN THOUSANDS, except share data)

The following tables present the fair value and age of gross unrealized losses by investment category:

	June 30, 2015
	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Investment securities available for sale:
Debt securities:
U.S. government agencies	$10,046	$(27)	$—	$—	$10,046	$(27)
Municipal bonds	4,166	(23)	894	(13)	5,060	(36)
	14,212	(50)	894	(13)	15,106	(63)
Agency residential mortgage-backed securities	24,046	(173)	43,955	(820)	68,001	(993)
Total investment securities available for sale	$38,258	$(223)	$44,849	$(833)	$83,107	$(1,056)

Investment securities held to maturity:
Municipal bonds	$1,972	$(10)	$115	$—	$2,087	$(10)
Total investment securities held to maturity	$1,972	$(10)	$115	$—	$2,087	$(10)

	June 30, 2014
	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Investment securities available for sale:
Debt securities:
U.S. government agencies	$—	$—	$1,455	$(45)	$1,455	$(45)
Municipal bonds	—	—	1,381	(18)	1,381	(18)
	—	—	2,836	(63)	2,836	(63)
Agency residential mortgage-backed securities	70,141	(290)	152,308	(3,204)	222,449	(3,494)
Total investment securities available for sale	$70,141	$(290)	$155,144	$(3,267)	$225,285	$(3,557)

Investment securities held to maturity:
Municipal bonds	$1,328	$(9)	$—	$—	$1,328	$(9)
Total investment securities held to maturity	$1,328	$(9)	$—	$—	$1,328	$(9)

 The unrealized losses reported for U.S. government agencies relate to two securities issued by the Federal Home Loan Bank ("FHLB"), four securities issued by Federal National Mortgage Association ("FNMA") and one security issued by Federal Home Loan Mortgage Corporation ("FHLMC"). The unrealized losses are primarily attributable to changes in interest rate and the contractual cash flows of this investment which is guaranteed by an agency of the U.S. government. Management does not believe any individual unrealized losses at June 30, 2015 represent an other-than-temporary impairment for these investments. The Company does not have the intent to sell these securities (has not made a decision to sell) and has assessed that it is not more likely than not that the Company will be required to sell these securities before anticipated recovery of fair value.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2015 AND 2014
(DOLLARS IN THOUSANDS, except share data)

The unrealized losses reported for municipal bonds relate to 22 available for sale and 10 held to maturity municipal general obligation or revenue bonds. The unrealized losses are primarily attributed to changes in credit spreads or market interest rate increases since the securities were originally acquired, rather than due to credit or other causes. Management does not believe any individual unrealized losses at June 30, 2015, represent an other-than-temporary impairment for these investments. The Company does not have the intent to sell these securities (has not made a decision to sell) and has assessed that it is not more likely than not that the Company will be required to sell these securities before anticipated recovery of fair value.
The unrealized losses reported for agency residential mortgage-backed securities relate to 42 available for sale securities issued by Federal National Mortgage Association ("FNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC"), or the Government National Mortgage Association ("GNMA"). These unrealized losses are primarily attributable to changes in interest rates and the contractual cash flows of those investments which are guaranteed by an agency of the U.S. government. Management does not believe any of these unrealized losses at June 30, 2015, represent an other-than-temporary impairment for those investments. The Company does not have the intent to sell these securities (has not made a decision to sell) and has assessed that it is not more likely than not that the Company will be required to sell these securities before anticipated recovery of fair value.
The following table presents the amounts recognized in the Consolidated Statements of Income for other-than-temporary impairments charged to net income:

	Fiscal Years Ended June 30,
	2015	2014	2013
Beginning balance of credit losses on securities held at July 1 for which a portion of other-than-temporary impairment was recognized in other comprehensive income(1)	$8	$8	$8
Increases to the amount related to the credit losses for which other-than-temporary was previously recognized	—	—	—
Sale of securities which previously had recorded a credit loss for other-than-temporary impairment	—	—	—
Ending balance of credit losses on securities held at June 30 for which a portion of other-than-temporary impairment was recognized in other comprehensive income(1)	$8	$8	$8
_____________________________________

(1)	Includes $8 of other-than-temporary impairment related to Fannie Mae common stock.
The amortized cost and fair value of available of sale and held to maturity debt securities at June 30, 2015, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$586	$586	$—	$—
Due after one year through five years	25,412	25,496	5,104	5,159
Due after five years through ten years	3,896	3,884	11,283	11,454
Due after ten years	297	302	1,921	1,968
	30,191	30,268	18,308	18,581
Agency residential mortgage-backed securities	128,649	128,172	1,848	1,898
	$158,840	$158,440	$20,156	$20,479

Equity securities have been excluded from the maturity table above because they do not have contractual maturities associated with debt securities.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2015 AND 2014
(DOLLARS IN THOUSANDS, except share data)

Proceeds from the sale of securities available for sale in fiscal 2015 were $147,890 and resulted in gross gains and gross losses of $412 and $1,511, respectively. Proceeds from the sale of securities available for sale in fiscal 2014 were $78,310 and resulted in gross gains and gross losses of $677 and $24, respectively. Proceeds from the sale of securities available for sale in fiscal 2013 were $116,552 and resulted in gross gains and gross losses of $2,174 and $64, respectively.
At June 30, 2015, and 2014, securities with a fair value of $177,637 and $365,518, respectively, were pledged as collateral for public deposits, borrowing and other purposes.
NOTE 3—LOANS AND LEASES RECEIVABLE
Loans and leases receivable by classes within portfolio segments, consist of the following:

	June 30, 2015		June 30, 2014
	Amount	Percent	Amount	Percent
Residential:
One-to four-family	$55,572	6.1%	$47,886	5.9%
Construction	6,308	0.7	3,838	0.5
Commercial:
Commercial business (1)	78,493	8.6	82,459	10.2
Equipment finance leases	158	—	847	0.1
Commercial real estate:
Commercial real estate	325,453	35.6	294,388	36.3
Multi-family real estate	111,354	12.2	87,364	10.7
Construction	48,224	5.3	22,946	2.8
Agricultural:
Agricultural real estate	96,952	10.6	79,805	9.8
Agricultural business	123,988	13.5	115,397	14.2
Consumer:
Consumer direct	14,837	1.6	17,449	2.1
Consumer home equity	50,377	5.5	56,666	7.0
Consumer overdraft & reserve	2,703	0.3	2,901	0.4
Total loans and leases receivable (2)(3)	$914,419	100.0%	$811,946	100.0%
Less: Allowance for loan and lease losses	(11,230)		(10,502)
	$903,189		$801,444
_____________________________________

(1)	Includes $1,377 and $1,645 tax exempt leases at June 30, 2015 and 2014, respectively.

(2)	Exclusive of undisbursed portion of loans in process of $65,879 and $81,463, at June 30, 2015 and 2014, respectively.

(3)	Net of deferred loan fees of $874 and $937, at June 30, 2015 and 2014, respectively.

Loans held for sale totaling $9,038 and $6,173 at June 30, 2015 and 2014, respectively, consist of one-to four-family fixed-rate loans.

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
JUNE 30, 2015 AND 2014
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
On June 30, 2015, $82,854 of commercial and agricultural operating loans were pledged to secure potential discount window borrowings from the Federal Reserve Bank. Additionally, $526,781 of one-to-four family, commercial and agricultural real estate loans were pledged to secure potential borrowings from the Federal Home Loan Bank. See Note 8,“Advances from Federal Home Loan Bank and Other Borrowings,” for information on the advance equivalents related to the loans pledged.
The Company has granted loans to directors, executive officers or related interests in the normal course of business. These loans were made on substantially the same terms, including rates and collateral, as those prevailing at the time for comparable transactions with other unrelated customers, and do not involve more than a normal risk of collection. The aggregate amount of loans to such related parties was approximately $546 and $865 at June 30, 2015 and 2014, respectively.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2015 AND 2014
(DOLLARS IN THOUSANDS, except share data)

Activity in the allowance for loan losses included in continuing operations is summarized as follows for the fiscal years ended June 30:

	2015	2014	2013
Balance, beginning	$10,502	$10,743	$10,566
Provision charged to income	1,831	607	271
Charge-offs	(1,290)	(1,292)	(1,615)
Recoveries	187	444	1,521
Balance, ending	$11,230	$10,502	$10,743

The following tables summarize the activity in the allowance for loan and lease losses by portfolio segment for the fiscal years ended June 30:

2015
	Residential	Commercial	Commercial Real Estate	Agricultural	Consumer	Total
Balance at beginning of period	$283	$932	$3,819	$3,842	$1,626	$10,502
Charge-offs	—	(32)	—	(804)	(454)	(1,290)
Recoveries	1	68	4	2	112	187
Provisions	17	(173)	938	997	52	1,831
Balance at end of period	$301	$795	$4,761	$4,037	$1,336	$11,230

2014
	Residential	Commercial	Commercial Real Estate	Agricultural	Consumer	Total
Balance at beginning of period	$203	$1,558	$2,373	$4,637	$1,972	$10,743
Charge-offs	(7)	(125)	(41)	(491)	(628)	(1,292)
Recoveries	1	319	—	13	111	444
Provisions	86	(820)	1,487	(317)	171	607
Balance at end of period	$283	$932	$3,819	$3,842	$1,626	$10,502

2013
	Residential	Commercial	Commercial Real Estate	Agricultural	Consumer	Total
Balance at beginning of period	$347	$977	$2,063	$4,493	$2,686	$10,566
Charge-offs	(21)	(284)	(7)	(395)	(908)	(1,615)
Recoveries	20	295	—	976	230	1,521
Provisions	(143)	570	317	(437)	(36)	271
Balance at end of period	$203	$1,558	$2,373	$4,637	$1,972	$10,743

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2015 AND 2014
(DOLLARS IN THOUSANDS, except share data)

The following tables summarize the related statement balances by portfolio segment:

	June 30, 2015
	Residential	Commercial	Commercial Real Estate	Agricultural	Consumer	Total
Allowance for loan and lease losses:
Individually evaluated for impairment	$32	$7	$4	$—	$236	$279
Collectively evaluated for impairment	269	788	4,757	4,037	1,100	10,951
Total allowance for loan and lease losses	$301	$795	$4,761	$4,037	$1,336	$11,230
Loans and leases receivable:
Individually evaluated for impairment	$148	$2,731	$712	$14,009	$1,192	$18,792
Collectively evaluated for impairment	61,732	75,920	484,319	206,931	66,725	895,627
Total loans and leases receivable	$61,880	$78,651	$485,031	$220,940	$67,917	$914,419

	June 30, 2014
	Residential	Commercial	Commercial Real Estate	Agricultural	Consumer	Total
Allowance for loan and lease losses:
Individually evaluated for impairment	$41	$38	$4	$15	$385	$483
Collectively evaluated for impairment	242	894	3,815	3,827	1,241	10,019
Total allowance for loan and lease losses	$283	$932	$3,819	$3,842	$1,626	$10,502
Loans and leases receivable:
Individually evaluated for impairment	$164	$4,233	$7,304	$14,742	$1,826	$28,269
Collectively evaluated for impairment	51,560	79,073	397,394	180,460	75,190	783,677
Total loans and leases receivable	$51,724	$83,306	$404,698	$195,202	$77,016	$811,946

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
JUNE 30, 2015 AND 2014
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
The following tables summarize the credit quality indicators used to determine the credit quality by class within the portfolio segments:
Credit risk profile by internally assigned grade—Commercial, Commercial real estate and Agricultural portfolio segments

	June 30, 2015				June 30, 2014
	Pass	Special Mention	Substandard	Doubtful	Pass	Special Mention	Substandard	Doubtful
Commercial:
Commercial business	$74,660	$1,047	$2,795	$—	$77,835	$407	$4,431	$—
Equipment finance leases	158	—	—	—	847	—	—	—
Commercial real estate:
Commercial real estate	316,790	4,277	4,386	—	287,066	1,443	5,879	—
Multi-family real estate	110,239	—	1,115	—	79,901	982	6,481	—
Construction	48,224	—	—	—	22,946	—	—	—
Agricultural:
Agricultural real estate	89,772	595	6,599	—	70,971	279	8,555	—
Agricultural business	118,937	912	4,303	—	111,655	2,209	1,522	15
	$758,780	$6,831	$19,198	$—	$651,221	$5,320	$26,868	$15

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2015 AND 2014
(DOLLARS IN THOUSANDS, except share data)

Credit risk profile based on payment activity—Residential and Consumer portfolio segments

	June 30, 2015		June 30, 2014
	Performing	Nonperforming	Performing	Nonperforming
Residential:
One-to four- family	$55,460	$112	$47,761	$125
Construction	6,308	—	3,838	—
Consumer:
Consumer direct	14,792	45	17,400	49
Consumer home equity	50,140	237	55,725	941
Consumer OD & reserves	2,703	—	2,901	—
	$129,403	$394	$127,625	$1,115

The following table summarizes the aging of the past due financing receivables by classes within the portfolio segments and related accruing and nonaccruing balances:

June 30, 2015	Accruing and Nonaccruing Loans					Nonperforming Loans
	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 89 Days	Total Past Due	Current(2)	Recorded Investment >90 Days and Accruing(1)	Nonaccrual Balance	Total
Residential:
One-to four-family	$—	$—	$—	$—	$55,572	$—	$112	$112
Construction	4	—	—	4	6,304	—	—	—
Commercial:
Commercial business	26	—	485	511	77,982	—	2,398	2,398
Equipment finance leases	—	—	—	—	158	—	—	—
Commercial real estate:
Commercial real estate	23	—	—	23	325,430	—	359	359
Multi-family real estate	—	—	—	—	111,354	—	—	—
Construction	—	—	—	—	48,224	—	—	—
Agricultural:
Agricultural real estate	375	139	1,203	1,717	95,235	—	4,482	4,482
Agricultural business	720	521	1,206	2,447	121,541	—	5,474	5,474
Consumer:
Consumer direct	18	3	3	24	14,813	—	45	45
Consumer home equity	190	—	135	325	50,052	—	237	237
Consumer OD & reserve	5	—	—	5	2,698	—	—	—
Total	$1,361	$663	$3,032	$5,056	$909,363	$—	$13,107	$13,107
_____________________________________

(1)	Loans accruing and delinquent greater than 90 days have either government guarantees or acceptable loan-to-value ratios.

(2)	Net of deferred loan fees and discounts and exclusive of undisbursed portion of loans in process.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2015 AND 2014
(DOLLARS IN THOUSANDS, except share data)

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

At June 30, 2015, the Bank had identified $18,792 of loans as impaired which includes performing troubled debt restructurings. A loan is identified as impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Interest income on impaired loans is generally recognized on a cash basis. The average recorded investment of impaired loans is calculated using the daily average balance.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2015 AND 2014
(DOLLARS IN THOUSANDS, except share data)

The following table summarizes impaired loans by class of loans and the specific valuation allowance:

	June 30, 2015			June 30, 2014
	Recorded Investment	Unpaid Principal Balance(1)	Related Allowance	Recorded Investment	Unpaid Principal Balance(1)	Related Allowance
With no related allowance recorded:
Commercial business	$2,571	$2,571	$—	$4,032	$4,032	$—
Commercial real estate	689	689	—	983	983	—
Multi-family real estate	—	—	—	6,296	6,296	—
Agricultural real estate	7,633	7,633	—	10,945	10,945	—
Agricultural business	6,376	6,376	—	3,481	3,481	—
Consumer direct	9	24	—	10	25	—
Consumer home equity	580	580	—	926	926	—
	17,858	17,873	—	26,673	26,688	—
With an allowance recorded:
One-to four-family	148	148	32	164	164	41
Commercial business	160	160	7	201	201	38
Commercial real estate	23	23	4	25	25	4
Agricultural business	—	—	—	316	316	15
Consumer direct	36	36	36	47	47	31
Consumer home equity	567	567	200	843	843	354
	934	934	279	1,596	1,596	483
Total:
One-to four-family	148	148	32	164	164	41
Commercial business	2,731	2,731	7	4,233	4,233	38
Commercial real estate	712	712	4	1,008	1,008	4
Multi-family real estate	—	—	—	6,296	6,296	—
Agricultural real estate	7,633	7,633	—	10,945	10,945	—
Agricultural business	6,376	6,376	—	3,797	3,797	15
Consumer direct	45	60	36	57	72	31
Consumer home equity	1,147	1,147	200	1,769	1,769	354
	$18,792	$18,807	$279	$28,269	$28,284	$483
_____________________________________

(1)	Represents the borrower's loan obligation, gross of any previously charged-off amounts.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2015 AND 2014
(DOLLARS IN THOUSANDS, except share data)

The following table summarizes the Company's average recorded investment in impaired loans by class of loans and the related interest income recognized:

	Fiscal Years Ended June 30,
	2015		2014		2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
One-to four-family	$155	$2	$219	$2	$284	$13
Construction	—	—	—	—	—	—
Commercial business	3,401	43	4,648	39	3,518	73
Equipment finance leases	—	—	—	—	—	—
Commercial real estate	741	7	1,135	3	1,386	22
Multi-family real estate	4,955	—	1,281	69	29	—
Construction	—	—	—	—	—	—
Agricultural real estate	8,182	184	11,383	517	11,226	91
Agricultural business	5,233	25	3,849	—	2,340	37
Consumer direct	58	—	23	1	6	—
Consumer home equity	1,472	61	1,505	39	656	26
Consumer OD & reserve	—	—	—	—	—	—
Consumer indirect	—	—	—	—	—	—
	$24,197	$322	$24,043	$670	$19,445	$262
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
Loans and leases that are considered troubled debt restructurings are factored into the determination of the allowance for loan and lease losses through impaired loan analysis and any subsequent allocation of specific valuation allowance, if applicable. The Company measures impairment on an individual loan and the extent to which a specific valuation allowance is necessary by comparing the loan's outstanding balance to either the fair value of the collateral, less the estimated cost to sell or the present value of expected cash flows, discounted at the loan's effective interest rate. During fiscal 2015, new TDRs consisted of two commercial real estate, six agriculture, and 14 consumer loans. In total, 21 were evaluated for impairment based on collateral adequacy and one was evaluated for impairment based upon the present value of discounted cash flows.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2015 AND 2014
(DOLLARS IN THOUSANDS, except share data)

The following is a summary of the Company's performing troubled debt restructurings which are in-compliance with their modified terms:

June 30, 2015	Number of Contracts(1)	Pre-Modification Recorded Balance	Post-Modification Outstanding Recorded Balance(1)
Residential	2	$148	$148
Commercial business	5	2,234	2,234
Commercial real estate	5	712	712
Agricultural	8	8,045	8,045
Consumer	39	1,142	1,127
	59	$12,281	$12,266

June 30, 2014	Number of Contracts(2)	Pre-Modification Recorded Balance	Post-Modification Outstanding Recorded Balance(2)
Residential	2	$164	$164
Commercial business	8	3,666	3,666
Commercial real estate	4	665	665
Agricultural	5	10,981	10,981
Consumer	31	1,686	1,686
	50	$17,162	$17,162

June 30, 2013	Number of Contracts(3)	Pre-Modification Recorded Balance	Post-Modification Outstanding Recorded Balance(3)
Residential	1	$41	$41
Commercial business	5	4,372	4,372
Commercial real estate	5	974	940
Agricultural	9	14,769	14,769
Consumer	10	247	247
	30	$20,403	$20,369
_____________________________________

(1)	Includes 18 customers, which are in compliance with their restructured terms, that are not accruing interest and have a recorded investment balance of $9,499.

(2)	Includes 21 customers, which are in compliance with their restructured terms, that are not accruing interest and have a recorded investment balance of $15,445.

(3)	Includes 14 customers, which are in compliance with their restructured terms, that are not accruing interest and have a recorded investment balance of $18,616.
At June 30, 2015, there were no TDRs that were not in compliance with their stated terms in the agreements. At June 30, 2014, the Company had one commercial real estate relationship with a recorded balance of $10 that was originally restructured in fiscal 2014 and two consumer relationships with a recorded balance of $6 that were originally restructured in fiscal 2014. These loans are not in compliance with their restructured terms and are in nonaccrual status, with the exception of the commercial real estate TDR which is accruing due to the adequate collateral position maintained. At June 30, 2013, the Company had one agricultural relationship with a recorded balance of $9 that was originally restructured in fiscal 2012, two consumer relationships with a recorded balance of $44 that were originally restructured in fiscal 2013, and one residential relationship with a recorded balance of $84 that was originally restructured in fiscal 2013. Loans can retain their accrual status at the time of their modification if the restructuring is not a result of terminated loan payments. For nonaccruing loans, a

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2015 AND 2014
(DOLLARS IN THOUSANDS, except share data)

minimum of six months of performance related to the restructured terms are required before a loan is returned to accruing status.
New restructured contracts during the previous 12 months ended June 30 are as indicated:

	2015			2014
	Number of Contracts	Pre-Modification Recorded Balance	Post-Modification Outstanding Recorded Balance	Number of Contracts	Pre-Modification Recorded Balance	Post-Modification Outstanding Recorded Balance
Residential	—	$—	$—	1	$125	$125
Commercial business	—	—	—	5	440	440
Commercial real estate	2	330	330	1	10	10
Agricultural	6	2,244	2,244	—	—	—
Consumer	14	388	388	22	1,442	1,442
	22	$2,962	$2,962	29	$2,017	$2,017
Of the restructured contracts during the previous 12 months ended June 30, 2015, 17 were customers who had loan maturity extensions granted which did not reduce the interest rate below the market rate and five were customers who declared bankruptcy. None of these restructured contracts is currently in default in fiscal 2015. Of the restructured contracts during the previous 12 months ended June 30, 2014, 25 were customers who had loan maturity extensions granted which did not reduce the interest rate below the market rate. Four of these restructured contracts were customers who declared bankruptcy and defaulted in fiscal 2014.
NOTE 4—LOAN SERVICING

Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition.

	Fiscal Years Ended June 30,
	2015	2014	2013
Mortgage servicing rights, beginning	$11,218	$12,236	$12,820
Additions	922	788	1,887
Amortization (1)	(1,556)	(1,806)	(2,471)
Mortgage servicing rights, ending	$10,584	$11,218	$12,236

Valuation allowance, beginning	$—	$(1,249)	$(888)
(Additions) / reductions (1)	—	1,249	(361)
Valuation allowance, ending	$—	$—	$(1,249)

Mortgage servicing rights, net	$10,584	$11,218	$10,987

Servicing fees received	$2,908	$3,030	$3,308
Balance of loans serviced at:
Beginning of period	1,048,671	1,123,012	1,187,900
End of period	974,893	1,048,671	1,123,012
_____________________________________

(1)	Changes to carrying amounts are reported net of loan servicing income on the statements of income for the periods presented.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2015 AND 2014
(DOLLARS IN THOUSANDS, except share data)

Custodial balances maintained in connection with mortgage loan servicing, and included in advances by borrowers for taxes and insurance, were $12,698 and $11,164, at June 30, 2015 and 2014, respectively.
The fair values of mortgage servicing rights were $11,067 and $12,092, at June 30, 2015 and 2014, respectively. The fair values of the servicing rights were estimated as the present value of the expected future cash flows using a discount rate of 10.2% and 10.5% for valuation purposes at June 30, 2015 and 2014, respectively.  Prepayment speeds utilized at June 30, 2015 and 2014 were 9.7% and 8.6%, respectively, which are used in the calculation of the amortization expense for the subsequent quarter.  Prepayment speeds are analyzed and adjusted each quarter.

NOTE 5—OFFICE PROPERTIES AND EQUIPMENT

	June 30, 2015	June 30, 2014
Land	$3,070	$3,232
Buildings and improvements	20,174	19,559
Leasehold improvements	1,156	1,977
Furniture, fixtures, equipment and automobile	19,671	17,621
	44,071	42,389
Less accumulated depreciation and amortization	(28,578)	(28,584)
	$15,493	$13,805

The Company leases office equipment, which requires minimum rentals totaling $4 through April 2016. The Company incurred rent expense of $1,238, $947 and $933 for fiscal 2015, 2014 and 2013, respectively. Rent expense included accelerated lease termination obligations due to branch closures of $313 in fiscal 2015 and $3 in fiscal 2013. In addition, the Company has leased property under various operating lease agreements, which expire at various times.
The total contractual rental commitments at June 30, 2015, under the leases are as follows:

2016	$818
2017	757
2018	666
2019	615
2020	560
Thereafter	1,486
$4,902

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2015 AND 2014
(DOLLARS IN THOUSANDS, except share data)

NOTE 6—GOODWILL AND INTANGIBLE ASSETS, NET
The following table presents the components at the respective dates:

	June 30, 2015	June 30, 2014
Goodwill(1)	$4,366	$4,366

Amortizable intangible assets:
Customer base(3)	479	479
Covenant not to compete(4)	119	119
Total amortizable intangible assets	598	598
Accumulated amortization:
Customer base	108	60
Covenant not to compete	119	74
Total accumulated amortization	227	134
Amortizable intangible assets, net(2)	371	464

Goodwill and intangible assets, net	$4,737	$4,830
_______________________________________________________________
(1) Banking segment related goodwill.
(2) Other segment related intangible assets.
(3) Amortization life of 10.0 years.
(4) Amortization life of 2.0 years.

Amortization expense of intangible assets for fiscal years ended June 30, 2015, 2014 and 2013, were $93, $108 and $26.

Scheduled amortization expense of intangible assets at June 30, 2015, are as follows:

Amount
Amortization expense in fiscal year:
2016	$48
2017	48
2018	48
2019	48
2020	48
Thereafter	131
$371

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2015 AND 2014
(DOLLARS IN THOUSANDS, except share data)

NOTE 7—DEPOSITS
Deposits consist of the following:

	June 30, 2015	June 30, 2014
Noninterest-bearing checking accounts	$171,064	$164,918
Interest-bearing accounts	185,075	173,879
Money market accounts	198,000	238,507
Savings accounts	93,053	160,277
In-market certificates of deposit	242,036	236,026
Out-of-market certificates of deposit	74,001	25,567
	$963,229	$999,174

Scheduled maturities of certificates of deposit at June 30, 2015, are as follows:

	Amount	Weighted Average Rate
Maturing in fiscal year:
2016	$192,189	0.48%
2017	79,455	1.07%
2018	26,488	1.10%
2019	10,120	1.07%
2020	7,785	1.32%
Thereafter	—	—%
	$316,037	0.72%

All deposit accounts are permanently insured up to $250 by the Deposit Insurance Fund ("DIF") under management of the Federal Deposit Insurance Corporation ("FDIC"). The aggregate amount of jumbo certificates of deposit with a minimum denomination of $250 was $144,316 and $87,560 at June 30, 2015 and 2014, respectively. Deposits at June 30, 2015 and 2014, include $94,931 and $131,374, respectively, of deposits from one local governmental entity, the majority of which are savings account balances.
The Company has deposits from directors, executive officers or related interests in the normal course of business. These deposits are substantially at the same terms and rates for comparable transactions with other unrelated customers. The aggregate amount of deposits from such related parties was $908 and $636 at June 30, 2015 and 2014.

NOTE 8—ADVANCES FROM FEDERAL HOME LOAN BANK AND OTHER BORROWINGS
Advances from the Federal Home Loan Bank of Des Moines ("FHLB") and other borrowings are summarized as follows:

	June 30, 2015	June 30, 2014
Overnight federal funds purchased	$20,336	$10,575
Fixed-rate advances (with rates ranging from 0.24% to 1.18% at June 30, 2015 and 1.15% to 4.21% at June 30, 2014)	45,000	109,793
Other borrowings(1)	222	275
	$65,558	$120,643
_____________________________________

(1)
The Bank is a participating lender in the South Dakota Housing Development Authority program for flood victims in the north-eastern part of the state of South Dakota, at May 2007. The money is provided to the Bank at a zero percent interest

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2015 AND 2014
(DOLLARS IN THOUSANDS, except share data)

rate to be used in making loans to such flood victims. This is a revolving line of credit, in which the participating lender may borrow, prepay and re-borrow for a term of 10 years. The outstanding balances at June 30, 2015 and 2014 were $222 and $275, respectively.

Aggregate maturities of advances from FHLB and other borrowings at June 30, 2015, computed based upon contractual maturity date, are as follows:

	Amount	Weighted Average Rate
Maturing in fiscal year:
2016	$55,336	0.26%
2017	4,222	1.15
2018	6,000	1.18
	$65,558	0.40%

During fiscal 2015, the Company prepaid $84,921 of FHLB advances and resulted in a $4,065 pre-tax loss on the early extinguishment of debt and is included in other noninterest income in the Consolidated Statements of Income. At June 30, 2014, FHLB advances totaled 120,368 with a weighted average interest rate of 2.74%.
Prepayment of convertible, or callable, advances results in a prepayment fee as negotiated between the Bank and the FHLB. Convertible advances without a strike rate are subject to be called at the FHLB's discretion. Convertible advances tied to LIBOR strike rates may only be called if the three-month LIBOR rate is equal to or greater than the indicated strike rate.
Advances with the FHLB are secured by stock in the FHLB, which is comprised of membership stock and activity-based stock. The membership stock requirement is based on a percentage of total assets as of the preceding December 31. At June 30, 2015 and 2014, the Bank held $1,513 and $1,502, respectively, in membership stock. The activity-based stock requirement is based on 4.00% of advances outstanding at June 30, 2015 and 2014. At June 30, 2015 and 2014, the Bank held $2,614 and $4,815, respectively, in activity-based stock.
In addition, advances with the FHLB are secured by one-to four-family first mortgage loans, multi-family first mortgage loans and investment securities. In order to provide additional borrowing collateral, commercial real estate first mortgage loans, agricultural real estate first mortgage loans, home equity line of credit loans and home equity second mortgage loans have also been pledged with the FHLB. At June 30, 2015, the Bank had total collateral advance equivalents with the FHLB of $314,498, of which $248,102 was available for additional borrowing. At June 30, 2014, the Bank had total collateral advance equivalents with the FHLB of $383,817, of which $262,389 was available for additional borrowing.
Advances with the Federal Reserve Bank are secured by commercial and agricultural business loans. At June 30, 2015, the Bank had total collateral valuations with the Federal Reserve Bank of $72,724, of which $72,724 was available for borrowing.
The Bank currently has a $15,000 unsecured line of federal funds with First Tennessee Bank, NA, which had no outstanding balance at June 30, 2015 and 2014. The line was advanced upon during the past 12 months for contingent funding testing purposes.
The Bank currently has a $20,000 unsecured line of federal funds with Zions Bank, which had no outstanding balance at June 30, 2015 and 2014. The line was advanced upon during the past 12 months for contingent funding testing purposes.
The Company has a line of credit for $4,000 with United Bankers' Bank for liquidity needs, which was renewed on October 1, 2014. At June 30, 2015, there were no outstanding advances under this Loan Agreement and the note has a maturity of October 1, 2015. In connection with entering into the Loan Agreement, the Company also entered into a Commercial Pledge Agreement with the Lender, granting the Lender a first security interest in 100% of the stock of the Bank. The Loan Agreement contains customary events of default and affirmative covenants with which the Company and Bank were in compliance at June 30, 2015.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2015 AND 2014
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
The Company has outstanding interest rate swap agreements with notional amounts totaling $13,000 to convert two variable-rate trust preferred securities into fixed-rate instruments. The agreements have a weighted average maturity of 1.2 years and have fixed rates ranging from 5.68% to 6.58% with a weighted average rate of 5.89%. The fair value of the derivatives was an unrealized loss of $532 at June 30, 2015 and an unrealized loss of $952 at June 30, 2014. The Company pledged $794 in cash under collateral arrangements at June 30, 2015, to satisfy collateral requirements associated with these interest rate swap contracts.
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
The Company has borrower interest rate swap agreements with notional amounts totaling $32,388 to facilitate customer transactions and meet the borrower's financing needs. These swaps qualify as derivatives, but consist of two different types of instruments. The back-to-back loan swaps are not designated as hedging instruments, while the one-way loan swaps are classified as fair value hedging instruments. The Company recognized income of $2 and $20, for fiscal years ended June 30, 2015 and 2014 which is included in interest, dividends and loan fee income in the financial statements. No income was recognized for the fiscal year ended June 30, 2013. Any amounts due to the Company are expected to be collected from the borrowers.  Credit risk exists if the borrower's collateral or financial condition indicates that the underlying collateral or financial condition of the borrower makes it probable that amounts due will be uncollectible. Management monitors this credit exposure on a quarterly basis.
During the first quarter of fiscal 2013, the Company terminated its five interest rate swap agreements with notional amounts totaling $35,000 which converted the variable-rate attributes of a pool of deposits into fixed-rate instruments. The

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2015 AND 2014
(DOLLARS IN THOUSANDS, except share data)

Company recognized a charge of $1,456, which is included in other noninterest income in the financial statements. Comparatively, no gain or loss was recognized in net income for fiscal 2015 and fiscal 2014 related to interest rate swaps.
No deferred net losses on interest rate swaps in other comprehensive loss at June 30, 2015, are expected to be reclassified into net income during the next fiscal year. See Note 18 "Accumulated Other Comprehensive Loss" for amounts reported as other comprehensive loss.
The following table summarizes the derivative financial instruments utilized at June 30, 2015:

			Estimated Fair Value
	Balance Sheet Location	Notional Amount	Gain	Loss
Non-designated derivatives	Other assets	$6,990	$632	$—
Fair value hedge	Loans and leases receivable	18,408	55	(398)
Cash flow hedge	Accrued expenses and other liabilities	13,000	—	(532)
Non-designated derivatives	Accrued expenses and other liabilities	6,990	—	(632)
		$45,388	$687	$(1,562)
The following table summarizes the derivative financial instruments utilized at June 30, 2014:

			Estimated Fair Value
	Balance Sheet Location	Notional Amount	Gain	Loss
Non-designated derivatives	Other assets	$7,730	$739	$—
Fair value hedge	Loans and leases receivable	21,267	172	(273)
Cash flow hedge	Accrued expenses and other liabilities	15,000	—	(952)
Non-designated derivatives	Accrued expenses and other liabilities	7,730	—	(739)
		$51,727	$911	$(1,964)
The following table details the derivative financial instruments, the average remaining maturities and the weighted-average interest rates being paid and received at June 30, 2015:

	Notional Value	Average Maturity (years)	Fair Value (Loss)	Receive	Pay
Liability conversion swaps	$13,000	1.2	$(532)	2.46%	5.89%
Loan interest rate swaps	32,388	6.8	(343)	2.14	4.51
	$45,388		$(875)
The following table summarizes the amount of gains (losses) included in the income statements:

		Fiscal Years Ended June 30,
	Income Statement Location	2015	2014	2013
Cash flow hedge	Other noninterest income	$—	$—	$(2,174)
Fair value hedge	Loans and leases receivable interest income	2	20	—

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

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2015 AND 2014
(DOLLARS IN THOUSANDS, except share data)

The consolidated provision for income taxes from continuing operations consists of the following for the fiscal years ended June 30:

	2015	2014	2013
Current
Federal	$435	$2,899	$2,549
State	306	490	498
Deferred expense	378	(522)	(13)
	$1,119	$2,867	$3,034

Income tax expense is different from that calculated at the statutory federal income tax rate. The reasons for this difference in tax expense for the fiscal years ended June 30 are as follows:

	2015	2014	2013
Computed "expected" tax expense	$1,661	$3,314	$3,117
Increase (decrease) in income taxes resulting from:
Tax exempt income	(499)	(458)	(325)
State taxes, net of federal benefit	266	396	417
Increase in cash surrender value of life insurance	(236)	(238)	(241)
Benefit of income taxed at lower rates	(23)	(69)	(66)
Other, net	(50)	(78)	132
	$1,119	$2,867	$3,034

The components of the net deferred tax asset are as follows:

	June 30, 2015	June 30, 2014
Deferred tax assets
Allowance for loan and lease losses	$4,090	$3,812
Cash flow hedges	181	323
Accrued expenses	1,033	878
Net unrealized loss on securities available for sale	150	873
Pension cost	666	859
Defined benefit pension plan	77	—
Other	250	623
	6,447	7,368
Less valuation allowance	—	—
	6,447	7,368
Deferred tax liabilities
Defined benefit pension plan	—	113
Property and equipment	921	400
Mortgage servicing rights	1,246	982
Other assets	303	447
Other	91	103
	2,561	2,045
	$3,886	$5,323

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2015 AND 2014
(DOLLARS IN THOUSANDS, except share data)

Retained earnings at June 30, 2015 and 2014, include approximately $4,805 related to the pre-1987 allowance for loan losses for which no deferred federal income tax liability has been recognized. These amounts represent an allocation of income to bad debt deductions for tax purposes only. If the Bank no longer qualifies as a bank, or in the event of a liquidation of the Bank, income would be created for tax purposes only, which would be subject to the then current corporate income tax rate. The unrecorded deferred income tax liability on the above amount for financial statement purposes was approximately $1,634.
The Company had no unrecognized tax benefits at June 30, 2015 and 2014. The Company recognized no interest and penalties on the underpayment of income taxes during fiscal 2015 and 2014, and had no accrued interest and penalties on the balance sheet at June 30, 2015 and 2014. The Company has no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase with the next twelve months.

NOTE 12—REGULATORY CAPITAL
The Company and its wholly-owned bank subsidiary are each subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must each meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
Quantitative measures established by regulation to ensure capital adequacy require the entities to maintain minimum amounts and ratios (set forth in the following table) of total capital, tier 1 capital, and common equity tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of tier 1 capital (as defined) to adjusted total assets (as defined). Management believes, at June 30, 2015 and 2014, that the Company and Bank each meet all capital adequacy requirements to which they are subject.
At June 30, 2015, the Company and Bank each met the regulatory criteria for being considered a "well-capitalized" institution. To be categorized as well-capitalized, the entity must maintain minimum total risk-based, Tier I risk-based, common equity Tier 1 risk-based, and Tier I (core) capital ratios as set forth in the following table.
Effective beginning January 1, 2015, the Company was required to file consolidated risk-based and leverage capital reports according to the bank holding company regulation requirements. In addition, the common equity tier 1 capital ratio became a required reported capital ratio for the Bank under Basel III and the Consolidated reporting due to the Dodd-Frank Act. At June 30, 2014, no consolidated regulatory capital reporting was required and therefore no comparative information is available from the prior fiscal year end.
The Basel III Rules also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum risk-based capital requirements. The conservation buffer, when added to the capital requirements, will result in the following minimum ratios: (i) a common equity Tier 1 risk-based capital ratio of 7.0%, (ii) a Tier 1 risk-based capital ratio of 8.5%, and (iii) a total risk-based capital ratio of 10.5%. The new capital conservation buffer requirement is to be phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase by that amount each year until fully implemented in January 2019. An institution would be subject to limitations on certain activities including payment of dividends, share repurchases and discretionary bonuses to executive officers if its capital level is below the buffered ratio. Although these new capital ratios do not become fully phased in until 2019, it is anticipated that the banking regulators will expect bank holding companies and banks to meet these requirements well ahead of that date.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2015 AND 2014
(DOLLARS IN THOUSANDS, except share data)

The following table summarizes the Company's and the Bank's compliance with its regulatory capital requirements:

	Actual		Requirement		To Be Well- Capitalized Under Prompt Corrective Action Provisions
	Amount	Percent	Amount	Percent	Amount	Percent
June 30, 2015
Tier I capital (to average assets)
Bank	$121,306	10.39%	$46,713	4.00%	$58,391	5.00%
Consolidated	125,550	10.73	46,811	4.00	58,514	5.00
Tier I capital (to risk-weighted assets)
Bank	121,306	12.16	59,831	6.00	79,774	8.00
Consolidated	125,550	12.58	59,904	6.00	79,872	8.00
Common equity tier I capital (to risk-weighted assets)
Bank	121,306	12.16	44,873	4.50	64,816	6.50
Consolidated	101,550	10.17	44,928	4.50	64,896	6.50
Risk-based capital (to risk-weighted assets)
Bank	132,485	13.29	79,774	8.00	99,718	10.00
Consolidated	136,829	13.70	79,872	8.00	99,840	10.00

June 30, 2014
Tier I capital (to average assets)
Bank	$120,431	9.49%	$50,783	4.00%	$63,479	5.00%
Tier I capital (to risk-weighted assets)
Bank	120,431	13.38	50,783	4.00	54,020	6.00
Risk-based capital (to risk-weighted assets)
Bank	130,882	14.54	72,027	8.00	90,034	10.00

NOTE 13—STOCKHOLDERS' EQUITY
The Company has authorized 50,000 shares of Preferred Stock, designated as "Series A Junior Participating Preferred Stock" with a stated value of $1.00 per share. Outstanding shares of the Junior Preferred Stock are entitled to cumulative dividends. Such shares have voting rights of 100 votes per share and a preference in liquidation. The shares are not redeemable after issuance. No shares of Preferred Stock were outstanding at June 30, 2015.
As announced in February 2015, Home Federal Bank had successfully completed its conversion from a federal savings association to a South Dakota banking corporation. In connection with the conversion by its subsidiary, HF Financial Corp. also successfully completed its conversion from a savings and loan holding company to a bank holding company.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2015 AND 2014
(DOLLARS IN THOUSANDS, except share data)

Previously, Home Federal’s primary regulator was the Office of the Comptroller of the Currency (“OCC”). Now, as a South Dakota bank, Home Federal’s primary regulator will be the Division of Banking of the South Dakota Department of Labor and Regulation ("South Dakota DOB"). The conversion will not affect customers and clients, and they will continue to receive the same protection on deposits through the FDIC.
State regulations govern the permissibility of capital distributions by a South Dakota banking corporation. State banking regulations further set forth the circumstances under which a state banking corporation is required to submit an application or notice before it may make a capital distribution.
A state banking corporation proposing to make a capital distribution is required to submit an application to the South Dakota DOB if: (1) the corporation does not qualify for expedited treatment pursuant to criteria set forth in South Dakota DOB regulations; (2) the total amount of all of the corporation's capital distributions (including the proposed capital distribution) for the applicable calendar year exceeds the corporation's net income for that year to date plus the corporation's retained net income for the preceding two years; (3) the corporation would not be at least adequately capitalized following the distribution; or (4) the proposed capital distribution would violate a prohibition contained in any applicable statute, regulation, or agreement between the corporation and the South Dakota DOB or violate a condition imposed on the corporation in an application or notice approved by the South Dakota DOB.
A state banking corporation proposing to make a capital distribution is required to submit a prior notice to the South Dakota DOB if: (1) the corporation would not be well-capitalized following the distribution; (2) the proposed capital distribution would reduce the amount of or retire any part of the corporation's common or preferred stock or retire any part of debt instruments such as notes or debentures included in the corporation's capital (other than regular payments required under a debt instrument); or (3) the corporation is a subsidiary of a bank holding company and is not required to file a notice regarding the proposed distribution with the Federal Reserve, in which case only an informational copy of the notice filed with the Federal Reserve needs to be simultaneously provided to the South Dakota DOB.
Each of the Federal Reserve and South Dakota DOB have primary reviewing responsibility for the applications or notices required to be submitted to them by state banking corporations relating to a proposed distribution. The Federal Reserve may disapprove of a notice, and the South Dakota DOB may disapprove of a notice or deny an application, if:

•	the state banking corporation would be under-capitalized following the distribution;

•	the proposed distribution raises safety and soundness concerns; or

•
the proposed distribution violates a prohibition contained in any statute, regulation, enforcement action or agreement between the state banking corporation (or its holding company, in the case of the Federal Reserve) and the entity's primary federal regulator, or a condition imposed on the state banking corporation (or its holding company, in the case of the Federal Reserve) in an application or notice approved by the entity's primary federal regulator.

On July 27, 2015, the Board of Directors declared a $0.1125 per share dividend payable on August 14, 2015, to shareholders of record as of August 7, 2015. This cash dividend has not been reflected in the consolidated financial statements.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2015 AND 2014
(DOLLARS IN THOUSANDS, except share data)

NOTE 14—EARNINGS PER SHARE
Following is a reconciliation of the net income and common stock share amounts used in the calculation of basic and diluted EPS.

	Fiscal Years Ended June 30,
	2015	2014	2013
Net income	$3,626	$6,602	$5,870

Basic EPS:
Weighted average number of common shares outstanding	7,054,609	7,055,302	7,054,164
Basic earnings per common share	$0.51	$0.94	$0.83

Diluted EPS:
Weighted average number of common shares outstanding	7,054,609	7,055,302	7,054,164
Common share equivalents—Stock Options / Stock Appreciation Rights (SARs) under employee compensation plans/warrant	5,768	3,311	2,981
Weighted average number of common shares and common share equivalents	7,060,377	7,058,613	7,057,145
Diluted earnings per common share	$0.51	$0.94	$0.83

Outstanding SARs of 26,070 units for common stock at a weighted average exercise price of $15.31 during the fiscal year ended June 30, 2015, were not included in the computation of diluted earnings per share because the exercise price of those instruments exceeded the average market price of the common shares during the year. Outstanding SARs of 32,690 units and outstanding Stock Options outstanding of 24,532 shares of common stock at a combined weighted average exercise price of $15.33 during the fiscal year ended June 30, 2014, were not included in the computation of diluted earnings per share because the exercise price of those instruments exceeded the average market price of the common shares during the year. Outstanding SARs of 38,476 units and outstanding Stock Options outstanding of 35,772 shares of common stock at a combined weighted average exercise price of $15.26 during the fiscal year ended June 30, 2013, were not included in the computation of diluted earnings per share because the exercise price of those instruments exceeded the average market price of the common shares during the year.

NOTE 15—DEFINED BENEFIT PLAN
The Company has a noncontributory (cash balance) defined benefit pension plan covering employees of the Company and its wholly-owned subsidiaries who were hired prior to July 1, 2013, have attained the age of 21, and have completed 1,000 hours in a plan year. Prior to June 30, 2015, the benefits were based on 6% of each eligible participant's annual compensation, plus income earned in the accounts at a rate determined annually based on 30-year Treasury note rates. The Company's funding policy was to make the minimum annual required contribution plus such amounts as the Company may determine to be appropriate from time to time. 100% vesting occurred after three years with a retirement age of the later of age 65 or three years of participation.
Effective July 1, 2015, the Company froze the plan which eliminates future contributions for qualified individuals. The plan has not been terminated, so the plan continues to exist with related benefit obligations and plan assets for those vested within the plan.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2015 AND 2014
(DOLLARS IN THOUSANDS, except share data)

Information relative to the components of net periodic benefit cost measured at/or for the fiscal years ended for the Company's defined benefit plan is presented below.

	Fiscal Years Ended June 30,
	2015	2014
Changes in benefit obligations
Benefit obligations, beginning	$9,624	$9,327
Service cost	679	674
Interest cost	744	720
Benefits paid	(1,110)	(993)
Plan changes	(1,269)	—
Assumption changes	1,197	(137)
Actuarial loss	(859)	33
Benefit obligations, ending	9,006	9,624
Changes in plan assets
Fair value of plan assets, beginning	8,072	7,457
Actual return on plan assets	91	1,153
Company contributions	410	455
Benefits paid	(1,110)	(993)
Fair value of plan assets, ending	7,463	8,072
Funded status at end of year(1)	(1,543)	(1,552)
Amounts recognized in accumulated other comprehensive loss consists of net loss	1,753	2,261
Accumulated benefit obligation	$9,006	$8,193
_____________________________________

(1)	Amounts included in other liabilities on the Consolidated Statements of Financial Condition for June 30, 2015 and 2014, respectively.
The information relative to the components of net periodic benefit cost for the Company’s defined benefit plan is presented below.

	Fiscal Years Ended June 30,
	2015	2014	2013
Net periodic benefit cost
Service cost	$679	$674	$658
Interest cost	744	720	655
Expected return on plan assets	(639)	(591)	(629)
Amortization of prior losses	125	211	128
Net periodic benefit cost	$909	$1,014	812
Other changes in plan assets and benefit obligations recognized in other comprehensive loss:
Net (gain) / loss	(508)	(878)	960
Total recognized in net periodic benefit cost and other comprehensive loss	$401	$136	$1,772
The estimated net loss that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is $213.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2015 AND 2014
(DOLLARS IN THOUSANDS, except share data)

The weighted-average assumptions used to determine benefit obligations are as follows:

	Fiscal Years Ended June 30,
	2015	2014
Discount rate—pre-retirement	7.50%	7.50%
Discount rate—post-retirement	2.57%	3.66%
Rate of compensation increase(1)	N/A	3.00%
(1) Effective, July 1, 2015, the plan was frozen whereby the rate of compensation increases, which relate to future additional contributions to the plan, are not applicable in the future.

The weighted-average assumptions used to determine net periodic benefit cost are as follows:

	Fiscal Years Ended June 30,
	2015	2014	2013
Discount rate—pre-retirement	7.50%	7.50%	7.50%
Discount rate—post-retirement	3.66%	3.17%	3.11%
Rate of compensation increase	3.00%	3.00%	4.00%
Expected long-term return on plan assets	8.00%	8.00%	8.00%

The overall expected long-term rate of return on assets is based on economic forecasts and projected asset allocation.
The Company's pension plan weighted-average asset allocations by asset category are as follows:

	June 30, 2015
Investment Category	Market Value	Unrealized Gain/(Loss)	Actual Asset Mix as a % of Market Value	Target Asset Mix as a % of Market Value
Equities	$4,331	$959	58.1%	55.0%	(1)
Fixed	2,546	(49)	34.1%	30.0%	(2)
Other	561	(39)	7.5%	10.0%	(3)
Cash and cash equivalents	25	—	0.3%	5.0%	(2)
Total pension plan assets	$7,463	$871	100.0%	100.0%
_____________________________________

(1)	Includes a plus/minus range of 10.0%

(2)	Includes a plus/minus range of 5.0% and includes cash and cash equivalents

(3)	Maximum allowed of 10.0%

	June 30, 2014
Investment Category	Market Value	Unrealized Gain/(Loss)	Actual Asset Mix as a % of Market Value	Target Asset Mix as a % of Market Value
Equities	$4,673	$748	57.9%	55.0%	(1)
Fixed	2,698	44	33.4%	30.0%	(2)
Other	641	56	8.0%	10.0%	(3)
Cash and cash equivalents	60	—	0.7%	5.0%	(2)
Total pension plan assets	$8,072	$848	100.0%	100.0%
_____________________________________

(1)	Includes a plus/minus range of 10.0%

(2)	Includes a plus/minus range of 5.0% and includes cash and cash equivalents

(3)	Maximum allowed of 10.0%

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2015 AND 2014
(DOLLARS IN THOUSANDS, except share data)

The fair value of the Company's pension plan assets at June 30 by asset category are as follows:

	2015
Asset Category	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total at Fair Value
Cash and cash equivalents	$25	$—	$—	$25
Equity securities:
Domestic large-cap fund	2,734	—	—	2,734
Domestic small/mid-cap fund	310	—	—	310
International large-cap fund	986	—	—	986
Emerging markets fund	301	—	—	301
Fixed income securities:
Corporate bonds fund	1,332	—	—	1,332
Treasury bonds fund	702	—	—	702
Mortgage-backed securities fund	256	—	—	256
Intermediate term core bond fund	256	—	—	256
Other types of investments:
Alternative assets fund	561	—	—	561
Total assets	$7,463	$—	$—	$7,463

	2014
Asset Category	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total at Fair Value
Cash and cash equivalents	$60	$—	$—	$60
Equity securities:
Domestic large-cap fund	2,443	—	—	2,443
Domestic small/mid-cap fund	842	—	—	842
International large-cap fund	1,041	—	—	1,041
Emerging markets fund	347	—	—	347
Fixed income securities:
Corporate bonds fund	1,698	—	—	1,698
Treasury bonds fund	730	—	—	730
Mortgage-backed securities fund	270	—	—	270
Other types of investments:
Alternative assets fund	641	—	—	641
Total assets	$8,072	$—	$—	$8,072

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:
Cash—The carrying amounts reported in the plan assets for cash approximate their fair values.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2015 AND 2014
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
The Company expects to contribute $0 to its pension plan in fiscal 2016. The minimum required contribution is $0.
Estimated Future Benefit Payments: The following benefit payments which reflect expected future service, as appropriate, are expected to be paid during the fiscal years ended June 30:

Amount
2016	$640
2017	522
2018	1,404
2019	1,340
2020	898
Years 2021 - 2025	3,837

NOTE 16—RETIREMENT SAVINGS PLAN
The Company has a retirement savings plan covering all employees of the Company who have attained age 21 and completed one expected year of service during which they worked at least 1,000 hours. The plan is intended to be a qualified profit sharing plan with a cash or deferred arrangement pursuant to IRS Code Section 401(k) and regulations issued there under. The plan allows voluntary contributions by eligible employees, and also allows discretionary contributions by the Company as determined annually by the Board of Directors. The total compensation cost charged to expense related to the plan was $390, $364 and $356 for fiscal 2015, 2014 and 2013, respectively.
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
The Company had a long-term incentive plan, which provided for the grant of nonvested stock awards and for stock appreciation rights ("SARs") settled in stock under the 2002 Option Plan if the Company achieved certain performance levels. No nonvested stock awards or SARS were issued in fiscal 2015, 2014 and 2013. During fiscal 2015, no amortization or forfeiture adjustment expenses were recorded for nonvested stock and no amortization or forfeiture adjustment expenses were recorded for SARs, due to the vesting of awards in prior years for both types of awards. During fiscal 2014 a net credit of $25 was recorded as net amortization and forfeiture adjustment expense related to the nonvested stock awards, compared to $36 of net expense recorded in fiscal 2013. During fiscal 2014 and 2013, a credit of $5 was recorded as net amortization and forfeiture adjustment expense related to SARs compared to $41 of net expense during fiscal 2013. During fiscal 2015, 5,195 units of SARs were exercised into 678 shares of common stock due to the appreciation of the units in excess of the strike value. The related options expense for the exercised units was $10 and is part of compensation expense on the income statement.
Due to the expiration of the plan, no shares of nonvested stock or SARs will be issued in fiscal 2016 as compensation for service during fiscal 2015 under the plan.
During fiscal 2004, the Company created a pool of 12,100 nonvested shares for grants under the 2002 Option Plan ("2002 Pool"). In January 2012, the Board of Directors authorized an additional 50,000 nonvested shares to be added to the pool under this plan. The key provisions of the 2002 Pool include: outright grant of shares with restrictions as to sale, transfer, and

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2015 AND 2014
(DOLLARS IN THOUSANDS, except share data)

pledging; during the restriction period, the grantee receives dividends and has voting rights related to the shares awarded; and all nonvested shares are forfeited upon termination. No shares were issued during fiscal 2015 and 2014, compared to fiscal 2013, which had 9,000 nonvested shares awarded under the Pool. The issuance value of these nonvested shares was $115 and is being amortized over their vesting periods with the unamortized balance included in additional paid in capital in the consolidated balance sheet. During fiscal 2015, 2014 and 2013, $92, $151 and $172, respectively, were recorded as amortization expense. The nonvested shares of common stock issued to employees are included in the outstanding shares of common stock which is used in calculating earnings per share.
In association with the 2002 Option Plan, awards of nonvested shares of the Company's common stock were made to outside directors of the Company. Each outside director is entitled to all voting, dividend and distribution rights during the vesting period. No shares were awarded in fiscal 2015, fiscal 2014 and fiscal 2013, but during fiscal 2013, amortization expenses recorded was $131, which related to the prior fiscal year stock issued. The nonvested shares of common stock issued to outside directors are included in the outstanding shares of common stock which is used in calculating earnings per share.
The fair value of each incentive stock option and each stock appreciation right grant was estimated at the grant date using the Black-Scholes option-pricing model.  There were no issuances in fiscal 2015, 2014 and 2013.
Stock option activity for the fiscal year ended June 30, 2015, was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Beginning Balance	24,532	$15.32
Granted	—	—
Forfeited	(4,537)	17.27
Expired	(19,995)	14.88
Exercised	—	—
Ending Balance	—	$—	0.00	$—
Vested and exercisable at June 30	—	$—	0.00	$—

Stock appreciation rights activity for the fiscal year ended June 30, 2015, was as follows:

	SARs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Beginning Balance	89,397	$13.52
Granted	—	—
Forfeited	(11,854)	14.12
Exercised	(5,195)	12.48
Ending Balance	72,348	$13.50	3.62	$131
Vested and exercisable at June 30	72,348	$13.50	3.62	$131
The total intrinsic value of options exercised was $10, $6 and $22, respectively, during fiscal 2015, 2014 and 2013. There was no unrecognized compensation cost related to nonvested SARs awards. No cash was received from the exercise of options and SARs for fiscal 2015 and fiscal 2014, while fiscal 2013 reported $42. There were no cashless option exercises or related tax benefit realized for fiscal 2015, 2014 and 2013.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2015 AND 2014
(DOLLARS IN THOUSANDS, except share data)

Nonvested share activity for the fiscal years ended June 30, follows:

	2015		2014		2013
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested Balance, beginning	11,694	$11.99	30,019	$12.15	62,281	$11.76
Granted	—	—	—	—	9,000	12.75
Vested	(9,939)	11.98	(18,325)	12.25	(39,854)	11.67
Forfeited	(1,667)	12.25	—	—	(1,408)	12.28
Nonvested Balance, ending	88	$8.48	11,694	$11.99	30,019	$12.15

The Company applied a forfeiture rate of 22.0% when calculating the amount of options and stock appreciation rights expected to vest at June 30, 2015. This rate is based upon historical activity and will be revised if necessary in subsequent periods if actual forfeitures differ from these estimates. Pretax compensation expense recognized for nonvested shares for fiscal 2015, 2014 and 2013 was $92, $126 and $209, respectively, which produced related tax benefits of $35, $43 and $71, respectively. At June 30, 2015, there was $53 of total unrecognized compensation cost related to nonvested shares granted under the 2002 Option Plan. That cost is expected to be recognized over a weighted-average period of three months. The total fair value of shares vested during fiscal 2015, 2014 and 2013, was $146, $242 and $255, respectively.
In association with the 2002 Option Plan, awards of nonvested shares of the Company's common stock were made to outside directors of the Company during fiscal 2012. Each outside director was entitled to all voting, dividend and distribution rights during the vesting period. No pretax compensation expense was recognized for nonvested shares for fiscal 2015 and 2014, while amortization recorded for fiscal 2013 was $131 and produced related tax benefits of $45. At June 30, 2015, there was no unrecognized compensation cost related to nonvested shares. No shares vested during fiscal 2015 and 2014, while the total fair value of shares vested during fiscal 2013 was $259.

NOTE 18—ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of accumulated other comprehensive loss during fiscal years ended June 30, are as follows:

	2015	2014	2013
Unrealized (loss) on securities available for sale, net of related tax benefit of $150, $873 and $849	$(244)	$(1,423)	$(1,385)
Unrealized (loss) on defined benefit plan, net of related tax benefit of $666, $859 and $1,193	(1,087)	(1,402)	(1,946)
Unrealized (loss) on cash flow hedging activities, net of related tax benefit of $181, $323 and $492	(351)	(629)	(954)
	$(1,682)	$(3,454)	$(4,285)

The following tables summarize the components of other comprehensive loss balances at June 30, 2015 and 2014, changes and reclassifications out of accumulated other comprehensive loss during the fiscal years ended June 30, 2015 and 2014. The amounts reclassified from accumulated other comprehensive loss for the investment securities available for sale are included in net gain or loss on sale of investment securities on the consolidated statements of income, while the amounts reclassified from cash flow hedging activities are a component of other noninterest income on the consolidated statements of income.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2015 AND 2014
(DOLLARS IN THOUSANDS, except share data)

Fiscal Year 2015	Investment Securities Available for Sale	Defined Benefit Plan	Cash Flow Hedging Activities	Accumulated Other Comprehensive Income (Loss)
Balance July 1, 2014	$(1,423)	$(1,402)	$(629)	$(3,454)
Other comprehensive income before reclassifications	803	508	420	1,731
Amounts reclassified from accumulated other comprehensive loss	1,099	—	—	1,099
Income tax (expense)	(723)	(193)	(142)	(1,058)
Balance June 30, 2015	$(244)	$(1,087)	$(351)	$(1,682)

Fiscal Year 2014	Investment Securities Available for Sale	Defined Benefit Plan	Cash Flow Hedging Activities	Accumulated Other Comprehensive Income (Loss)
Balance July 1, 2013	$(1,385)	$(1,946)	$(954)	$(4,285)
Other comprehensive income before reclassifications	591	878	494	1,963
Amounts reclassified from accumulated other comprehensive loss	(653)	—	—	(653)
Income tax (expense) benefit	24	(334)	(169)	(479)
Balance June 30, 2014	$(1,423)	$(1,402)	$(629)	$(3,454)

Fiscal Year 2013	Investment Securities Available for Sale	Defined Benefit Plan	Cash Flow Hedging Activities	Accumulated Other Comprehensive Income (Loss)
Balance July 1, 2012	$2,659	$(1,351)	$(2,930)	$(1,622)
Other comprehensive income before reclassifications	(4,413)	(960)	913	(4,460)
Amounts reclassified from accumulated other comprehensive loss	(2,110)	—	2,174	64
Income tax (expense) benefit	2,479	365	(1,111)	1,733
Balance June 30, 2013	$(1,385)	$(1,946)	$(954)	$(4,285)

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
JUNE 30, 2015 AND 2014
(DOLLARS IN THOUSANDS, except share data)

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

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2015 AND 2014
(DOLLARS IN THOUSANDS, except share data)

Estimated fair values of the Company's financial instruments are as follows:

June 30, 2015		Fair Value Measurements
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$21,476	$21,476	$21,476	$—	$—
Investment securities	178,962	179,285	13	179,272	—
Correspondent bank stock	4,177	4,177	—	4,177	—
Loans held for sale	9,038	9,038	—	9,038	—
Net loans and leases receivable	903,189	904,724	—	10,763	893,961
Accrued interest receivable	5,414	5,414	—	5,414	—
Servicing rights, net	10,584	11,067	—	—	11,067
Interest rate swap contracts	632	632	—	632	—
Financial liabilities
Deposits	963,229	962,764	—	—	962,764
Interest rate swap contracts	1,164	1,164	—	1,164	—
Borrowed funds	65,558	65,532	—	65,532	—
Subordinated debentures payable to trusts	24,837	26,159	—	—	26,159
Accrued interest payable and advances by borrowers for taxes and insurance	15,198	15,198	—	15,198	—

June 30, 2014		Fair Value Measurements
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$24,256	$24,256	$24,256	$—	$—
Investment securities	368,385	368,747	14	368,733	—
Correspondent bank stock	6,367	6,367	—	6,367	—
Loans held for sale	6,173	6,173	—	6,173	—
Net loans and leases receivable	801,444	802,104	—	22,251	779,853
Accrued interest receivable	5,407	5,407	—	5,407	—
Servicing rights, net	11,218	12,092	—	—	12,092
Interest rate swap contracts	739	739	—	739	—
Financial liabilities
Deposits	999,174	999,233	—	—	999,233
Interest rate swap contracts	1,691	1,691	—	1,691	—
Borrowed funds	120,643	127,104	—	127,104	—
Subordinated debentures payable to trusts	24,837	29,028	—	—	29,028
Accrued interest payable and advances by borrowers for taxes and insurance	14,859	14,859	—	14,859	—

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2015 AND 2014
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
JUNE 30, 2015 AND 2014
(DOLLARS IN THOUSANDS, except share data)

The table below presents the Company's balances of financial instruments measured at fair value on a recurring basis by level within the hierarchy at June 30, 2015:

	Quoted Prices In Active Markets(Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total at Fair Value
Securities available for sale
Debt securities:
U.S. government agencies	$—	$22,006	$—	$22,006
Municipal bonds	—	8,262	—	8,262
Equity securities:
Federal Ag Mortgage	13	—	—	13
Other investments	—	353	—	353
Agency residential mortgage-backed securities	—	128,172	—	128,172
Securities available for sale	13	158,793	—	158,806
Net loans and leases receivable	—	(343)	291	(52)
Interest rate swap contracts	—	632	—	632
Total assets	$13	$159,082	$291	$159,386
Interest rate swaps contracts	$—	$1,164	$—	$1,164
Total liabilities	$—	$1,164	$—	$1,164

The table below presents the Company's balances of financial instruments measured at fair value on a recurring basis by level within the hierarchy at June 30, 2014:

	Quoted Prices In Active Markets(Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total at Fair Value
Securities available for sale
Debt securities:
U.S. government agencies	$—	$12,114	$—	$12,114
Municipal bonds	—	9,091	—	9,091
Equity securities:
Federal Ag Mortgage	14	—	—	14
Other investments	—	253	—	253
Agency residential mortgage-backed securities	—	327,406	—	327,406
Securities available for sale	14	348,864	—	348,878
Net loans and leases receivable	—	(101)	—	(101)
Interest rate swap contracts	—	739	—	739
Total assets	$14	$349,502	$—	$349,516
Interest rate swaps contracts	$—	$1,691	$—	$1,691
Total liabilities	$—	$1,691	$—	$1,691

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2015 AND 2014
(DOLLARS IN THOUSANDS, except share data)

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
Loans and leases receivable: The fair values for loans that have been repurchased are classified as Level 3 of the valuation hierarchy and are estimated using discounted cash flow analyses, which discounts the stated rate at 20%.
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
The following table reconciles the beginning and ending balances of the assets or liabilities of the Company that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during fiscal years 2015 and 2014.

	Net loans and leases receivable
	2015	2014
Beginning balance	$—	$—
Loans repurchased	320	—
Loan principle repayments	(4)	—
Total realized gains (losses)	(25)	—
Ending Balance	$291	$—
The table below presents the Company's balances of financial instruments measured at fair value on a nonrecurring basis by level within the hierarchy at June 30, 2015:

	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fiscal 2015 Incurred Losses(Gains)
Impaired loans	$—	$11,106	$7,407	$(101)
Mortgage servicing rights	—	—	10,584	—

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2015 AND 2014
(DOLLARS IN THOUSANDS, except share data)

The table below presents the Company's balances of financial instruments measured at fair value on a nonrecurring basis by level within the hierarchy at June 30, 2014:

	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fiscal 2014 Incurred Losses/(Gains)
Impaired loans	$—	$22,352	$5,434	$(2,042)
Mortgage servicing rights	—	—	11,218	(1,249)
Foreclosed assets	—	—	111	13
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

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2015 AND 2014
(DOLLARS IN THOUSANDS, except share data)

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis at June 30, 2015, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Averages)
Impaired loans	$7,407	Discounted cash flow	Discount rate	5.0% - 18.3% (7.0%)
			Principal loss probability	0.0% - 20.0% (5.4%)

		Collateral valuation	Discount from appraised value	0.0% - 64.1% (22.9%)
			Costs to sell	5.0% - 12.5% (9.2%)

Servicing rights, net	10,584	Discounted cash flow	Constant prepayment rate	9.7%
			Discount rate	10.2%
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

NOTE 20—COMMITMENTS, CONTINGENCIES AND CREDIT RISK
The Bank originates first mortgage, consumer and other loans in our coverage area and holds residential and commercial real estate loans which were purchased from other originators of loans located throughout the United States. Collateral for substantially all consumer loans are security agreements and/or Uniform Commercial Code ("UCC") filings on the purchased asset. Unused lines of credit amounted to $190,737 and $205,544 at June 30, 2015 and 2014, respectively. Unused letters of credit amounted to $1,846 and $2,002 at June 30, 2015 and 2014, respectively. The lines of credit and letters of credit are collateralized in substantially the same manner as loans receivable.
The Bank had outstanding commitments to originate or purchase loans of $19,961 and to sell loans of $9,038 at June 30, 2015. The portion of commitments to originate or purchase fixed rate loans totaled $13,400 with a range in interest rates of 2.75% to 5.00%. At June 30, 2015, the Bank had no outstanding commitments to purchase investment securities and no commitments to sell investment securities. No losses are expected to be sustained in the fulfillment of any of these commitments.
At June 30, 2015, the Bank had an allowance for credit losses on off-balance sheet credit exposures of $100, as compared to $101 at June 30, 2014. This amount is maintained as a separate liability account to cover estimated potential credit losses associated with off-balance sheet credit instruments such as off-balance sheet loan commitments, standby letters of credit, and

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2015 AND 2014
(DOLLARS IN THOUSANDS, except share data)

guarantees. The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, based upon consultation with legal counsel, the ultimate disposition of these matters will not have a materially adverse effect on the Company's consolidated financial position.
Losses on mortgage loans previously sold are recorded when the Bank indemnifies or repurchases mortgage loans previously sold. The representations and warranties in our loan sale agreements provide that we repurchase or indemnify the investors for losses or costs on loans we sell under certain limited conditions. Some of these conditions include underwriting errors or omissions, fraud or material misstatements by the borrower in the loan application or invalid market value on the collateral property due to deficiencies in the appraisal. In addition to these representations and warranties, our loan sale contracts define a condition in which the borrower defaults during a short period of time, typically up to 90 days, as an Early Payment Default (“EPD”). In the event of an EPD, we are required to return the premium paid by the investor for the loan as well as certain administrative fees, and in some cases repurchase the loan or indemnify the investor.  At June 30, 2015, the Company supported a $42 recourse liability for mortgage loans sold for losses of this type. Recourse liability of $35 was recorded at June 30, 2014.

NOTE 21—CASH FLOW INFORMATION
Changes in other assets and liabilities for the fiscal years ended June 30, consist of:

	2015	2014	2013
(Increase) decrease in accrued interest receivable	$(7)	$(106)	$130
Earnings on cash value of life insurance	(676)	(679)	(689)
Deferred income taxes (credits)	378	(522)	(13)
Increase (decrease) in net deferred loan fees and other assets	(63)	1,314	893
(Decrease) in accrued expenses and other liabilities	(1,410)	(1,651)	(2,092)
	$(1,778)	$(1,644)	$(1,771)
Supplemental Disclosure of Cash Flows Information
Cash payments for interest	$6,555	$9,494	$10,980
Cash payments for income and franchise taxes	1,590	3,386	759
Supplemental Disclosure of Noncash Investing and Financing Activities
Foreclosed real estate and other properties acquired in settlement of loans	$197	$532	$30
Stock appreciation rights converted to common stock	10	6	2

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2015 AND 2014
(DOLLARS IN THOUSANDS, except share data)

NOTE 22—FINANCIAL INFORMATION OF HF FINANCIAL CORP. (PARENT ONLY)
The Company's condensed balance sheets at June 30 and related condensed statements of income and cash flows for the fiscal years ended June 30, are as follows:
Condensed Statements of Financial Condition

	2015	2014
Assets
Cash primarily with the Bank	$4,626	$3,948
Investments in subsidiaries	124,102	122,411
Investment securities	250	250
Other	1,399	1,483
	$130,377	$128,092
Liabilities
Other borrowings	$24,837	$24,837
Other liabilities	1,563	1,603
Stockholders' equity	103,977	101,652
	$130,377	$128,092

Condensed Statements of Income

	2015	2014	2013
Dividends from subsidiaries	$5,250	$4,750	$5,700
Interest and other income	55	23	177
Expenses	(2,630)	(2,589)	(3,174)
Income tax benefit, net of franchise taxes	867	819	967
Equity in undistributed income of subsidiaries	84	3,599	2,200
Net income	$3,626	$6,602	$5,870

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2015 AND 2014
(DOLLARS IN THOUSANDS, except share data)

Condensed Statements of Cash Flows

	2015	2014	2013
Cash Flows From Operating Activities
Net income	$3,626	$6,602	$5,870
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	10	10	10
Equity in (earnings) of subsidiaries	(5,334)	(8,349)	(7,901)
Cash dividends received from subsidiaries	5,250	4,750	5,700
Loss on termination of swap agreements	—	—	718
(Gain) on extinguishment of subordinated debentures	—	—	(870)
Increase (decrease) in liabilities	(40)	(604)	(1,724)
Other, net	341	527	918
Net cash provided by operating activities	3,853	2,936	2,721
Cash Flows From Investing Activities
Net cash (used in) investment activities	—	—	—
Cash Flows From Financing Activities
Cash dividends paid	(3,175)	(3,174)	(3,175)
Proceeds from issuance of common stock	—	—	42
Extinguishment of subordinated debentures	—	—	(2,130)
Net cash (used in) financing activities	(3,175)	(3,174)	(5,263)
Increase (decrease) in cash	678	(238)	(2,542)
Cash at beginning of period	3,948	4,186	6,728
Cash at end of period	$4,626	$3,948	$4,186

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2015 AND 2014
(DOLLARS IN THOUSANDS, except share data)

NOTE 23—QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Fiscal Year 2015
Total interest income	$10,366	$11,251	$10,060	$10,663
Net interest income	8,286	9,364	8,849	9,461
Provision (benefit) for losses on loans and leases	(22)	941	282	630
Net income (loss)	1,812	(868)	719	1,963
Net income (loss) available for common shareholders	1,812	(868)	719	1,963
Basic earnings (loss) per share	0.25	(0.12)	0.10	0.28
Diluted earnings (loss) per share	0.25	(0.12)	0.10	0.28

Fiscal Year 2014
Total interest income	$9,199	$10,143	$10,497	$10,305
Net interest income	6,776	7,787	8,325	8,169
Provision (benefit) for losses on loans and leases	276	(257)	260	328
Net income	979	2,170	1,973	1,480
Net income available for common shareholders	979	2,170	1,973	1,480
Basic earnings per share	0.14	0.31	0.28	0.21
Diluted earnings per share	0.14	0.31	0.28	0.21

NOTE 24—SUBSEQUENT EVENTS
Management has evaluated subsequent events for potential disclosure or recognition through September 11, 2015. There are no subsequent events that occurred that require additional disclosure.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
Not applicable.

Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of June 30, 2015, an evaluation was performed by the Company's management, including the Company's President and Chief Executive Officer and the Company's Senior Vice President, Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) to provide reasonable assurance that information required to be disclosed in the reports the Company files and submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Based upon that evaluation, the Company's President and Chief Executive Officer and the Company's Senior Vice President, Chief Financial Officer and Treasurer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2015.
Management's Report on Internal Control over Financial Reporting
Management's report on internal control over financial reporting is included in Part II, Item 8 "Financial Statements and Supplementary Data," and is furnished herein.

Changes in Internal Control Over Financial Reporting
There were no changes in the Company's internal control over financial reporting that occurred during the fourth quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.    Other Information
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Directors
Information regarding Directors of the Company is incorporated by reference from the discussion under the heading "Information with Respect to Nominees and Continuing Directors" in the Company's Proxy Statement for the 2015 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after June 30, 2015 (the "2015 Proxy Statement").
Executive Officers
Information regarding Executive Officers of the Company is contained in Part I, Item 1 "Business" of this Form 10-K pursuant to Instruction 3 to Item 401(b) of Regulation S-K, and is incorporated by reference herein.
Compliance with Section 16(a) of the Exchange Act
Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference from the discussion under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's 2015 Proxy Statement.
Code of Ethics
Information regarding the Company's Code of Conduct and Ethics is incorporated by reference from the discussion under the heading "Code of Conduct and Ethics" in the Company's 2015 Proxy Statement.
Director Nominations
Information regarding material changes, if any, to the procedures by which the Company's stockholders may recommend nominees to the Company's Board of Directors is incorporated by reference from the discussion under the heading "Director Nominations" in the Company's 2015 Proxy Statement.
Audit Committee and Audit Committee Financial Expert
Information regarding the Company's Audit Committee and Audit Committee Financial Expert is incorporated by reference from the discussion under the heading "Meetings of the Board of Directors, Committees of the Board of Directors and Independent Directors" in the Company's 2015 Proxy Statement.

Item 11.    Executive Compensation
Information regarding executive compensation and other related disclosures required by this Item are incorporated by reference from the discussion under the headings "Compensation Discussion and Analysis," "Personnel, Compensation and Benefits Committee Report," "Executive Compensation," "Director Compensation" and "Personnel, Compensation and Benefits Committee Interlocks and Insider Participation" in the Company's 2015 Proxy Statement.

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

Information concerning security ownership of certain beneficial owners and management is incorporated by reference from the discussion under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Company's 2015 Proxy Statement.

Item 13.    Certain Relationships and Related Transactions, and Director Independence
Certain Transactions
Information concerning transactions with related persons and the review, approval or ratification thereof is incorporated by reference from the discussion under the headings "Transactions with Related Persons" and "Policy on Review, Approval or Ratification of Transactions with Related Persons" in the Company's 2015 Proxy Statement.
Information concerning director independence is incorporated by reference from the discussion under the headings "Meetings of the Board of Directors, Committees of the Board of Directors and Independent Directors" in the Company's 2015 Proxy Statement.

Item 14.    Principal Accountant Fees and Services
Information concerning the fees for professional services rendered by the Company's registered public accounting firm and the pre-approval policies and procedures of the Company's Audit Committee is incorporated by reference from the discussion under the heading "Proposal No. IV—Ratification of Independent Registered Public Accounting Firm" in the Company's 2015 Proxy Statement.

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

HF FINANCIAL CORP.
Date:	September 11, 2015	By:	/s/ STEPHEN M. BIANCHI
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

Name	Title	Date

/s/ STEPHEN M. BIANCHI	President and Chief Executive Officer (Principal Executive and Operating Officer)	September 11, 2015
Stephen M. Bianchi

/s/ BRENT R. OLTHOFF	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	September 11, 2015
Brent R. Olthoff

/s/ MICHAEL M. VEKICH	Chairman	September 11, 2015
Michael M. Vekich

/s/ JAMES W. ABBOTT	Director	September 11, 2015
James W. Abbott

/s/ ROBERT L. HANSON	Director	September 11, 2015
Robert L. Hanson

/s/ DAVID J. HORAZDOVSKY	Director	September 11, 2015
David J. Horazdovsky

/s/ JOHN W. PALMER	Director	September 11, 2015
John W. Palmer

/s/ THOMAS L. VAN WYHE	Director	September 11, 2015
Thomas L. Van Wyhe

Exhibit Index

Exhibit Number	Description
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

10.30+
Home Federal Bank Amended and Restated Short-Term Incentive Plan (as amended and restated effective July 1, 2013) (incorporated by reference to Exhibit 10.1 from the Company's Current Report on Form 8-K dated September 25, 2013 and filed with the SEC on September 30, 2013, file no. 033-44383).

10.31+
Home Federal Bank Eighth Amended and Restated Long-Term Incentive Plan (including Form of Phantom Stock Award Agreement) (incorporated by reference to Exhibit 10.2 from the Company's Current Report on Form 8-K dated September 25, 2013 and filed with the SEC on September 30, 2013, file no. 033-44383).

10.32
Promissory Note dated October 1, 2013, by and between the Company and United Bankers' Bank (incorporated herein by reference to Exhibit 10.4 from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, file no. 033-44383)

10.33+
Second Amended and Restated Employment Agreement between Stephen M. Bianchi and Home Federal Bank, dated March 13, 2014 (incorporated by reference to Exhibit 10.1 from the Company's Current Report on Form 8-K dated March 13, 2014, and filed with the SEC on March 17, 2014, file no. 033-44383).

10.34+
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

10.37
Promissory Note dated October 1, 2014, by and between the Company and United Bankers’ Bank (incorporated herein by reference to Exhibit 10.1 from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, file no. 033-44383).

10.38+
Renewal Addendum No. 1 to Second Amended and Restated Employment Agreement between Stephen M. Bianchi and Home Federal Bank, dated March 17, 2015 (incorporated herein by reference to Exhibit 10.1 from the Company’s Current Report on Form 8-K dated March 17, 2015 and filed with the SEC on March 20, 2015, file no. 033-44383).

10.39+
Renewal Addendum No. 2 to Employment Agreement between Jon M. Gadberry and Home Federal Bank, dated March 17, 2015 (incorporated herein by reference to Exhibit 10.2 from the Company’s Current Report on Form 8-K dated March 17, 2015 and filed with the SEC on March 20, 2015, file no. 033-44383).

10.40+
Renewal Addendum No. 2 to Employment Agreement between Brent R. Olthoff and Home Federal Bank, dated March 17, 2015 (incorporated herein by reference to Exhibit 10.3 from the Company’s Current Report on Form 8-K dated March 17, 2015 and filed with the SEC on March 20, 2015, file no. 033-44383).

10.41+
Renewal Addendum No. 2 to Employment Agreement between Michael Westberg and Home Federal Bank, dated March 17, 2015 (incorporated herein by reference to Exhibit 10.4 from the Company’s Current Report on Form 8-K dated March 17, 2015 and filed with the SEC on March 20, 2015, file no. 033-44383).

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