Form 10-Q
period 2015-09-30
HF FINANCIAL CORP
filed 2015-11-06
CIK 881790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of November 2, 2015, there were 7,054,451 shares of the registrant's common stock outstanding.

Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements
HF FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(DOLLARS IN THOUSANDS, except share data)

	September 30, 2015	June 30, 2015
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents	$18,941	$21,476
Investment securities available for sale	154,170	158,806
Investment securities held to maturity	20,042	20,156
Correspondent bank stock	5,261	4,177
Loans held for sale	9,027	9,038

Loans and leases receivable	906,280	914,419
Allowance for loan and lease losses	(11,256)	(11,230)
Loans and leases receivable, net	895,024	903,189

Accrued interest receivable	6,486	5,414
Office properties and equipment, net of accumulated depreciation	16,306	15,493
Foreclosed real estate and other properties	272	157
Cash value of life insurance	21,491	21,320
Servicing rights, net	10,457	10,584
Goodwill and intangible assets, net	4,725	4,737
Other assets	9,358	10,648
Total assets	$1,171,560	$1,185,195
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits	$916,328	$963,229
Advances from Federal Home Loan Bank and other borrowings	92,647	65,558
Subordinated debentures payable to trusts, net of unamortized debt issuance costs	24,657	24,655
Advances by borrowers for taxes and insurance	16,576	14,197
Accrued expenses and other liabilities	13,548	13,579
Total liabilities	1,063,756	1,081,218
Stockholders' equity
Preferred stock, $.01 par value, 500,000 shares authorized, none outstanding	—	—
Series A Junior Participating Preferred Stock, $1.00 stated value, 50,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, 10,000,000 shares authorized, 9,137,906 and 9,137,906 shares issued at September 30, 2015 and June 30, 2015, respectively	91	91
Additional paid-in capital	46,373	46,320
Retained earnings, substantially restricted	93,204	90,145
Accumulated other comprehensive (loss), net of related deferred tax effect	(967)	(1,682)
Less cost of treasury stock, 2,083,455 shares at September 30, 2015 and June 30, 2015	(30,897)	(30,897)
Total stockholders' equity	107,804	103,977
Total liabilities and stockholders' equity	$1,171,560	$1,185,195
See accompanying notes to unaudited consolidated financial statements.

HF FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

	Three Months Ended
	September 30,
	2015	2014
Interest, dividend and loan fee income:
Loans and leases receivable	$10,085	$9,160
Investment securities and interest-earning deposits	746	1,206
	10,831	10,366
Interest expense:
Deposits	845	916
Advances from Federal Home Loan Bank and other borrowings	379	1,164
	1,224	2,080
Net interest income	9,607	8,286
Provision (benefit) for losses on loans and leases	178	(22)
Net interest income after provision for losses on loans and leases	9,429	8,308
Noninterest income:
Fees on deposits	1,461	1,599
Loan servicing income, net	335	370
Gain on sale of loans	773	547
Earnings on cash value of life insurance	210	207
Trust income	214	223
Commission and insurance income	491	419
Gain on sale of securities, net	5	34
Gain on sale of bank branch	2,847	—
Loss on disposal of closed-branch fixed assets	—	(163)
Other	109	105
	6,445	3,341
Noninterest expense:
Compensation and employee benefits	6,059	5,251
Occupancy and equipment	1,046	1,043
FDIC insurance	190	215
Check and data processing expense	865	833
Professional fees	675	640
Marketing and community investment	274	372
Other	823	667
	9,932	9,021
Income before income taxes	5,942	2,628
Income tax expense	2,090	816
Net income	$3,852	$1,812

Basic earnings per common share	$0.55	$0.26
Diluted earnings per common share	0.55	0.26
Dividend declared per common share	0.11	0.11
See accompanying notes to unaudited consolidated financial statements.

HF FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

	Three Months Ended
	September 30,
	2015	2014
Net income	$3,852	$1,812
Other comprehensive income (loss), net of tax:
Investment securities available for sale:
Change in unrealized losses on other securities	1,064	(280)
Reclassification adjustment:
Investment security (gains) recognized in earnings	(5)	(34)
Income tax (expense) benefit	(403)	119
Other comprehensive income (loss) on investment securities available for sale	656	(195)
Cash flow hedging activities-interest rate swap contracts:
Net unrealized gains	89	153
Reclassification adjustment:
Income tax (expense)	(30)	(51)
Other comprehensive income on cash flow hedging activities-interest rate swap contracts	59	102
Total other comprehensive income (loss)	715	(93)
Comprehensive income	$4,567	$1,719
See accompanying notes to unaudited consolidated financial statements.

HF FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

	Three Months Ended
	September 30,
	2015	2014
Cash Flows From Operating Activities
Net income	$3,852	$1,812
Adjustments to reconcile net income to net cash from operating activities:
Provision (benefit) for losses on loans and leases	178	(22)
Depreciation	457	411
Amortization of intangible assets	12	27
Amortization of discounts and premiums on investment securities and other	697	1,516
Amortization of stock-based compensation	53	28
Net change in loans held for resale	784	(2,443)
(Gain) on sale of loans	(773)	(547)
Realized (gain) loss on sale of investment securities, net	(5)	(34)
Loss and provision for losses on foreclosed real estate and other properties, net	19	1
Loss on disposal of office properties and equipment, net	—	163
Gain on sale of bank branch	(2,847)	—
Change in other assets and liabilities	(515)	(2,821)
Net cash provided by (used in) operating activities	1,912	(1,909)
Cash Flows From Investing Activities
Net change in loans and leases outstanding	(16,551)	(5,356)
Purchases of investment securities	(13,172)	(4,633)
Proceeds from sales, maturities and repayments of investment securities	18,665	27,049
Purchases of correspondent bank stock	(6,734)	(6,165)
Proceeds from redemption of correspondent bank stock	5,651	5,275
Purchases of office properties and equipment	(1,449)	(271)
Proceeds from sale of office properties and equipment	12	—
Net proceeds from sale of bank branch property and other	538	—
Proceeds from sale of bank branch loans	24,333	—
Proceeds from sale of foreclosed real estate and other properties	—	66
Net cash provided by (used in) investment activities	11,293	15,965
Cash Flows From Financing Activities
Net (decrease) in deposits	(25,524)	(44,882)
Sale of bank branch deposits	(21,378)	—
Gain on sale of bank branch deposits	2,462	—
Proceeds of advances from Federal Home Loan Bank and other borrowings	483,935	171,036
Payments on advances from Federal Home Loan Bank and other borrowings	(456,846)	(148,815)
Increase in advances by borrowers	2,404	4,757
Cash dividends paid	(793)	(794)
Net cash provided by (used in) financing activities	(15,740)	(18,698)
(Decrease) in cash and cash equivalents	(2,535)	(4,642)
Cash and Cash Equivalents
Beginning	21,476	24,256
Ending	$18,941	$19,614
Supplemental Disclosure of Cash Flows Information
Cash payments for interest	$1,265	$2,185
Cash payments for income and franchise taxes	131	177
See accompanying notes to unaudited consolidated financial statements.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

NOTE 1—SELECTED ACCOUNTING POLICIES

Basis of Financial Statement Presentation

The consolidated financial information of HF Financial Corp. (the “Company”) and its wholly-owned subsidiaries included in this Quarterly Report on Form 10-Q is unaudited. Interim consolidated financial statements and the notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include certain information and footnote disclosures required by U.S. generally accepted accounting principles (“GAAP”) for complete annual financial statements. Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2015 (“fiscal 2015”), filed with the SEC.
The accompanying consolidated balance sheet as of June 30, 2015, which has been derived from audited financial statements, and the unaudited consolidated interim financial statements have been prepared in accordance with GAAP and reflect all adjustments that are, in the opinion of management, necessary for the fair presentation of the financial position and results of operations for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending June 30, 2016.
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

Management has evaluated subsequent events for potential disclosure or recognition through November 6, 2015, the date of the filing of the consolidated financial statements with the Securities and Exchange Commission.

Disclosure of Change in Accounting Policy and Retroactive Restatement Disclosure

As of July 1, 2015, the Company adopted the provisions of Accounting Standards Update (ASU) 2015-03, Simplifying the Presentation of Debt Issuance Costs. This update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction from the carrying amount of that debt liability. Adoption of this accounting standard update requires retroactive application by restating the financial statements of all prior periods presented.

The Company has adopted this standard as management believes this presentation more accurately reflects the costs of borrowing for arrangements in which debt issuance costs are incurred. The implementation resulted in the decrease of assets and subordinated debentures payable to trusts of $182 for the year ended June 30, 2015. This restatement only impacted the Consolidated Statement of Financial Condition for the year ended June 30, 2015. See Note 13 of “Notes to Consolidated Financial Statements” for more information on the unamortized debt issuance costs related to the Company's debt.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

NOTE 2—REGULATORY CAPITAL
At September 30, 2015 and June 30, 2015, actual capital levels and minimum required levels were:

					To Be Well
			Minimum Required		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2015
Tier I capital (to average assets)
Bank	$123,723	10.62%	$46,621	4.00%	$58,276	5.00%
Consolidated	128,673	11.02	46,716	4.00	58,396	5.00
Tier I capital (to risk-weighted assets)
Bank	123,723	12.50	59,408	6.00	79,210	8.00
Consolidated	128,673	12.98	59,502	6.00	79,335	8.00
Common equity tier I capital (to risk-weighted assets)
Bank	123,723	12.50	44,556	4.50	64,359	6.50
Consolidated	104,673	10.55	44,626	4.50	64,460	6.50
Risk-based capital (to risk-weighted assets)
Bank	135,021	13.64	79,210	8.00	99,013	10.00
Consolidated	139,971	14.11	79,335	8.00	99,169	10.00

June 30, 2015
Tier I capital (to average assets)
Bank	$121,306	10.39%	$46,713	4.00%	$58,391	5.00%
Consolidated	125,550	10.73	46,811	4.00	58,514	5.00
Tier I capital (to risk-weighted assets)
Bank	121,306	12.16	59,831	6.00	79,774	8.00
Consolidated	125,550	12.58	59,904	6.00	79,872	8.00
Tier I common equity capital (to risk-weighted assets)
Bank	121,306	12.16	44,873	4.50	64,816	6.50
Consolidated	101,550	10.17	44,928	4.50	64,896	6.50
Risk-based capital (to risk-weighted assets)
Bank	132,485	13.29	79,774	8.00	99,718	10.00
Consolidated	136,829	13.70	79,872	8.00	99,840	10.00
The Company was categorized as "well capitalized" at September 30, 2015 and June 30, 2015.

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
The following is a reconciliation of the income available to common shareholders and common stock share amounts used in the calculation of basic and diluted EPS for the periods presented:

	Three Months Ended
	September 30,
	2015	2014
Net income	$3,852	$1,812

Basic EPS:
Weighted average number of common shares outstanding	7,054,451	7,055,440
Basic earnings per common share	$0.55	$0.26

Diluted EPS:
Weighted average number of common shares outstanding	7,054,451	7,055,440
Common share equivalents—Stock Options / Stock Appreciation Rights (SARs) under employee compensation plans/warrant	10,473	4,602
Weighted average number of common shares and common share equivalents	7,064,924	7,060,042
Diluted earnings per common share	$0.55	$0.26

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

NOTE 4—INVESTMENT SECURITIES
The amortized cost and fair value of investment securities classified as available for sale and held to maturity according to management's intent, are as follows:

	September 30, 2015
	Adjusted Carrying Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Investment securities available for sale:
Debt securities:
U.S. government agencies	$15,803	$96	$—	$15,899
Municipal bonds	10,921	78	(14)	10,985
	26,724	174	(14)	26,884
Equity securities:
FNMA(1)	—	—	—	—
Federal Ag Mortgage	7	5	—	12
Other investments	353	—	—	353
	360	5	—	365
Agency residential mortgage-backed securities	126,421	1,013	(513)	126,921
Total investment securities available for sale	$153,505	$1,192	$(527)	$154,170

Investment securities held to maturity:
Municipal bonds	$18,296	$477	$(1)	$18,772
Agency residential mortgage-backed securities	1,746	71	—	1,817
Total investment securities held to maturity	$20,042	$548	$(1)	$20,589
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

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

The following tables present the fair value and age of gross unrealized losses by investment category:

	September 30, 2015
	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Investment securities available for sale:
Debt securities:
Municipal bonds	$646	$(6)	$898	$(8)	$1,544	$(14)
	646	(6)	898	(8)	1,544	(14)
Agency residential mortgage-backed securities	5,629	(36)	36,838	(477)	42,467	(513)
Total investment securities available for sale	$6,275	$(42)	$37,736	$(485)	$44,011	$(527)

Investment securities held to maturity:
Municipal bonds	$618	$(1)	$—	$—	$618	$(1)
Total investment securities held to maturity	$618	$(1)	$—	$—	$618	$(1)

	June 30, 2015
	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Investment securities available for sale:
Debt securities:
U.S. government agencies	$10,046	$(27)	$—	$—	$10,046	$(27)
Municipal bonds	4,166	(23)	894	(13)	5,060	(36)
	14,212	(50)	894	(13)	15,106	(63)
Agency residential mortgage-backed securities	24,046	(173)	43,955	(820)	68,001	(993)
Total investment securities available for sale	$38,258	$(223)	$44,849	$(833)	$83,107	$(1,056)

Investment securities held to maturity:
Municipal bonds	$1,972	$(10)	$115	$—	$2,087	$(10)
Total investment securities held to maturity	$1,972	$(10)	$115	$—	$2,087	$(10)
The unrealized losses reported for municipal bonds relate to seven available for sale and two held to maturity municipal general obligation or revenue bonds. The unrealized losses are primarily attributed to changes in credit spreads or market interest rate increases since the securities were originally acquired, rather than due to credit or other causes. Management does not believe any individual unrealized losses as of September 30, 2015, represent an other-than-temporary impairment for these investments. The Company does not have the intent to sell these securities (has not made a decision to sell) and has assessed that it is not more likely than not that the Company will be required to sell these securities before anticipated recovery of fair value.
The unrealized losses reported for agency residential mortgage-backed securities relate to 33 available for sale securities issued by Federal National Mortgage Association ("FNMA"), the Government National Mortgage Association ("GNMA"), or the Federal Home Loan Mortgage Corporation ("FHLMC"). These unrealized losses are primarily attributable to changes in

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

interest rates and the contractual cash flows of those investments which are guaranteed by an agency of the U.S. government. Management does not believe any of these unrealized losses as of September 30, 2015, represent an other-than-temporary impairment for those investments. The Company does not have the intent to sell these securities (has not made a decision to sell) and has assessed that it is not more likely than not that the Company will be required to sell these securities before anticipated recovery of fair value.
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
The amortized cost and fair values of available for sale and held to maturity debt securities as of September 30, 2015, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$775	$776	$115	$115
Due after one year through five years	19,279	19,369	5,663	5,762
Due after five years through ten years	6,375	6,440	11,041	11,354
Due after ten years	295	299	1,477	1,541
	26,724	26,884	18,296	18,772
Agency residential mortgage-backed securities	126,421	126,921	1,746	1,817
	$153,145	$153,805	$20,042	$20,589
Equity securities have been excluded from the maturity table above because they do not have contractual maturities associated with debt securities.
Proceeds from the sale of securities available for sale for the first three months of fiscal 2016 were $10,080 and resulted in gains of $84 and losses of $79. Proceeds from the sale of securities available for sale for the first three months of fiscal 2015 were $6,765 and resulted in gains of $34 .

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

NOTE 5—LOANS AND LEASES RECEIVABLE
Loans and leases receivable by classes within portfolio segments, consist of the following:

	September 30, 2015		June 30, 2015
	Amount	Percent	Amount	Percent
Residential:
One-to four-family	$55,125	6.1%	$55,572	6.1%
Construction	9,194	1.0	6,308	0.7
Commercial:
Commercial business (1)	71,466	7.9	78,493	8.6
Equipment finance leases	130	—	158	—
Commercial real estate:
Commercial real estate	335,685	37.0	325,453	35.6
Multi-family real estate	115,268	12.7	111,354	12.2
Construction	56,527	6.2	48,224	5.3
Agricultural:
Agricultural real estate	88,024	9.7	96,952	10.6
Agricultural business	106,550	11.7	123,988	13.5
Consumer:
Consumer direct	14,983	1.7	14,837	1.6
Consumer home equity	50,786	5.7	50,377	5.5
Consumer overdraft & reserve	2,542	0.3	2,703	0.3
Total loans and leases receivable (2)	$906,280	100.0%	$914,419	100.0%
_____________________________________

(1)	Includes $1,376 and $1,377 tax exempt leases at September 30, 2015 and June 30, 2015, respectively.
(2)Exclusive of undisbursed portion of loans in process and net of deferred loan fees and discounts.

The following tables summarize the activity in the allowance for loan and lease losses by portfolio segment for the three months ended:

September 30, 2015
	Residential	Commercial	Commercial Real Estate	Agricultural	Consumer	Total
Balance at beginning of period	$301	$795	$4,761	$4,037	$1,336	$11,230
Charge-offs	—	—	—	—	(193)	(193)
Recoveries	—	11	—	—	30	41
Provisions	(32)	(33)	436	(264)	71	178
Balance at end of period	$269	$773	$5,197	$3,773	$1,244	$11,256

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

September 30, 2014
	Residential	Commercial	Commercial Real Estate	Agricultural	Consumer	Total
Balance at beginning of period	$283	$932	$3,819	$3,842	$1,626	$10,502
Charge-offs	—	—	—	—	(141)	(141)
Recoveries	—	7	—	—	33	40
Provisions	(23)	(14)	337	(273)	(49)	(22)
Balance at end of period	$260	$925	$4,156	$3,569	$1,469	$10,379

The following tables summarize the related statement balances by portfolio segment:

	September 30, 2015
	Residential	Commercial	Commercial Real Estate	Agricultural	Consumer	Total
Allowance for loan and lease losses:
Individually evaluated for impairment	$31	$7	$—	$—	$211	$249
Collectively evaluated for impairment	238	766	5,197	3,773	1,033	11,007
Total allowance for loan and lease losses	$269	$773	$5,197	$3,773	$1,244	$11,256
Loans and leases receivable:
Individually evaluated for impairment	$148	$1,871	$753	$13,458	$1,035	$17,265
Collectively evaluated for impairment	64,171	69,725	506,727	181,116	67,276	889,015
Total loans and leases receivable	$64,319	$71,596	$507,480	$194,574	$68,311	$906,280

	June 30, 2015
	Residential	Commercial	Commercial Real Estate	Agricultural	Consumer	Total
Allowance for loan and lease losses:
Individually evaluated for impairment	$32	$7	$4	$—	$236	$279
Collectively evaluated for impairment	269	788	4,757	4,037	1,100	10,951
Total allowance for loan and lease losses	$301	$795	$4,761	$4,037	$1,336	$11,230
Loans and leases receivable:
Individually evaluated for impairment	$148	$2,731	$712	$14,009	$1,192	$18,792
Collectively evaluated for impairment	61,732	75,920	484,319	206,931	66,725	895,627
Total loans and leases receivable	$61,880	$78,651	$485,031	$220,940	$67,917	$914,419

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
The following tables summarize the credit quality indicators used to determine the credit quality by class within the portfolio segments:
Credit risk profile by internally assigned grade—Commercial, Commercial real estate and Agricultural portfolio segments

	September 30, 2015				June 30, 2015
	Pass	Special Mention	Substandard	Doubtful	Pass	Special Mention	Substandard	Doubtful
Commercial:
Commercial business	$69,470	$43	$1,953	$—	$74,660	$1,047	$2,795	$—
Equip. finance leases	130	—	—	—	158	—	—	—
Commercial real estate:
Commercial real estate	328,635	3,253	3,815	—	316,790	4,277	4,386	—
Multi-family real estate	114,160	—	1,108	—	110,239	—	1,115	—
Construction	56,527	—	—	—	48,224	—	—	—
Agricultural:
Agricultural real estate	80,407	595	7,022	—	89,772	595	6,599	—
Agricultural business	101,981	1,061	3,627	—	118,937	912	4,303	—
	$751,310	$4,952	$17,525	$—	$758,780	$6,831	$19,198	$—

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

Credit risk profile based on payment activity—Residential and Consumer portfolio segments

	September 30, 2015		June 30, 2015
	Performing	Nonperforming	Performing	Nonperforming
Residential:
One-to four- family	$55,012	$113	$55,460	$112
Construction	9,194	—	6,308	—
Consumer:
Consumer direct	14,950	33	14,792	45
Consumer home equity	50,576	210	50,140	237
Consumer OD & reserves	2,542	—	2,703	—
	$132,274	$356	$129,403	$394
The following table summarizes the aging of the past due financing receivables by classes within the portfolio segments and related accruing and nonaccruing balances:

September 30, 2015	Accruing and Nonaccruing Loans					Nonperforming Loans
	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 89 Days	Total Past Due	Current(2)	Recorded Investment >90 Days and Accruing(1)	Nonaccrual Balance	Total
Residential:
One-to four-family	$—	$144	$113	$257	$54,868	$—	$113	$113
Construction	—	—	—	—	9,194	—	—	—
Commercial:
Commercial business	—	—	123	123	71,343	—	1,590	1,590
Equipment finance leases	—	—	—	—	130	—	—	—
Commercial real estate:
Commercial real estate	—	159	—	159	335,526	—	476	476
Multi-family real estate	—	—	—	—	115,268	—	—	—
Construction	—	—	—	—	56,527	—	—	—
Agricultural:
Agricultural real estate	—	—	1,342	1,342	86,682	—	4,396	4,396
Agricultural business	—	27	1,959	1,986	104,564	—	5,036	5,036
Consumer:
Consumer direct	—	—	2	2	14,981	—	33	33
Consumer home equity	145	8	166	319	50,467	—	210	210
Consumer OD & reserve	—	—	—	—	2,542	—	—	—
Total	$145	$338	$3,705	$4,188	$902,092	$—	$11,854	$11,854
_____________________________________

(1)	Loans accruing and delinquent greater than 90 days have either government guarantees or acceptable loan-to-value ratios.

(2)	Net of deferred loan fees and discounts and exclusive of undisbursed portion of loans in process.

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

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

At September 30, 2015, the Company had identified $17,265 of loans as impaired which includes performing troubled debt restructurings. A loan is identified as impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement and thus are placed on non-accrual status. Interest income on impaired loans is recognized on a cash basis. The average carrying amount is calculated for each quarter by using the daily average balance, which is then averaged with the other quarters' averages to determine an annual average balance.
The following table summarizes impaired loans by class of loans and the specific valuation allowance:

	September 30, 2015			June 30, 2015
	Recorded Investment	Unpaid Principal Balance(1)	Related Allowance	Recorded Investment	Unpaid Principal Balance(1)	Related Allowance
With no related allowance recorded:
Commercial business	$1,718	$1,718	$—	$2,571	$2,571	$—
Commercial real estate	753	753	—	689	689	—
Agricultural real estate	7,521	7,521	—	7,633	7,633	—
Agricultural business	5,937	5,937	—	6,376	6,376	—
Consumer direct	7	22	—	9	24	—
Consumer home equity	489	489	—	580	580	—
	16,425	16,440	—	17,858	17,873	—
With an allowance recorded:
One-to four-family	148	148	31	148	148	32
Commercial business	153	153	7	160	160	7
Commercial real estate	—	—	—	23	23	4
Consumer direct	27	27	27	36	36	36
Consumer home equity	512	512	184	567	567	200
	840	840	249	934	934	279
Total:
One-to four-family	148	148	31	148	148	32
Commercial business	1,871	1,871	7	2,731	2,731	7
Commercial real estate	753	753	—	712	712	4
Agricultural real estate	7,521	7,521	—	7,633	7,633	—
Agricultural business	5,937	5,937	—	6,376	6,376	—
Consumer direct	34	49	27	45	60	36
Consumer home equity	1,001	1,001	184	1,147	1,147	200
	$17,265	$17,280	$249	$18,792	$18,807	$279
_____________________________________

(1)	Represents the borrower's loan obligation, gross of any previously charged-off amounts.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

The following tables summarize the Company's average recorded investment in impaired loans by class of loans and the related interest income recognized for the periods indicated:

	Three Months Ended September 30,
	2015		2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
One-to four-family	$148	$1	$161	$1
Commercial business	2,301	4	3,976	13
Commercial real estate	733	2	827	1
Multi-family real estate	—	—	6,259	70
Agricultural real estate	7,577	3	10,372	46
Agricultural business	6,157	7	3,582	—
Consumer direct	40	—	67	—
Consumer home equity	1,074	15	1,773	16
	$18,030	$32	$27,017	$147

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
Loans and leases that are considered troubled debt restructurings are factored into the determination of the allowance for loan and lease losses through impaired loan analysis and any subsequent allocation of specific valuation allowance, if applicable. The Company measures impairment on an individual loan and the extent to which a specific valuation allowance is necessary by comparing the loan's outstanding balance to either the fair value of the collateral, less the estimated cost to sell or the present value of expected cash flows, discounted at the loan's effective interest rate. During fiscal 2016, new TDRs consisted of two agricultural loans and four consumer loans. Of these new TDRs, all six were evaluated for impairment based on collateral adequacy.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

The following is a summary of the Company's performing troubled debt restructurings which are in-compliance with their modified terms:

September 30, 2015	Number of Contracts(1)	Pre-Modification Recorded Balance	Post-Modification Outstanding Recorded Balance(1)
Residential	1	$35	$35
Commercial business	5	1,740	1,740
Commercial real estate	4	594	594
Agricultural	9	9,059	9,059
Consumer	35	1,037	1,022
	54	$12,465	$12,450

June 30, 2015	Number of Contracts(2)	Pre-Modification Recorded Balance	Post-Modification Outstanding Recorded Balance(2)
Residential	2	$148	$148
Commercial business	5	2,234	2,234
Commercial real estate	5	712	712
Agricultural	8	8,045	8,045
Consumer	39	1,142	1,127
	59	$12,281	$12,266
_____________________________________

(1)	Includes 17 customers, which are in compliance with their restructured terms, that are not accruing interest and have a recorded investment balance of $9,905.

(2)	Includes 18 customers, which are in compliance with their restructured terms, that are not accruing interest and have a recorded investment balance of $9,499.
Excluded from above, at September 30, 2015, the Company had one residential loan with a recorded balance of $113 that was originally restructured in fiscal 2015. The residential loan is not in compliance with its restructured terms and is in nonaccrual status due to bankruptcy. At June 30, 2015, the Company had no TDRs that were not in compliance with their stated terms in the agreements. Loans can retain their accrual status at the time of their modification if the restructuring is not a result of terminated loan payments. For nonaccruing loans, a minimum of six months of performance related to the restructured terms are required before a loan is returned to accruing status.
New TDRs initially classified as a TDR during the three months ended September 30, were as follows:

	2015			2014
	Number of Contracts	Pre-Modification Recorded Balance	Post-Modification Outstanding Recorded Balance	Number of Contracts	Pre-Modification Recorded Balance	Post-Modification Outstanding Recorded Balance
Commercial business	—	$—	$—	1	$11	$11
Agricultural	2	1,496	1,496	—	—	—
Consumer	4	200	200	9	148	148
	6	$1,696	$1,696	10	$159	$159
Six TDRs were added during the first three months of fiscal 2016. Of these, four were negotiated to extend a loan maturity without reducing the interest rate below market rate and two were due to bankruptcy. None of the new TDRs defaulted during the first three months of fiscal 2016. Ten TDRs were added during the first three months of fiscal 2015 of which

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

eight were negotiated to extend a loan maturity without reducing the interest rate below market rate and two were due to bankruptcy. No TDRs defaulted during the first three months of fiscal 2015.
NOTE 6—LOAN SERVICING
Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition.

	Three Months Ended
	September 30,
	2015	2014
Mortgage servicing rights, beginning	$10,584	$11,218
Additions	247	225
Amortization (1)	(374)	(383)
Mortgage servicing rights, ending	$10,457	$11,060

Servicing fees received	$709	$753
Balance of loans serviced at:
Beginning of period	974,893	1,048,671
End of period	960,654	1,028,274
___________________________________

(1)	Changes to carrying amounts are reported net of loan servicing income on the statements of income for the periods presented.
Amortization of servicing rights is adjusted each quarter based upon analysis of portfolio attributes and factors, including an evaluation of historical prepayment activity and prospective industry consensus rates.  For the quarters ended September 30, 2015 and 2014, the constant prepayment rates (CPR) used to calculate the amortization were 9.7% and 8.6%, respectively.  For valuation purposes, management utilized a discount rate of 10.2% and 10.5% at September 30, 2015 and 2014, respectively.  Prepayment speeds utilized at September 30, 2015 and 2014 were 9.7% and 9.1%, respectively, which are used in the calculation of the amortization expense for the subsequent quarter.  Prepayment speeds are analyzed and adjusted each quarter. Based on the Company's analysis of MSRs, no valuation reserve was recorded for temporary impairment at September 30, 2015 and 2014.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

NOTE 7—GOODWILL AND INTANGIBLE ASSETS, NET
The components of goodwill and intangible assets, net, are as follows:

	Three Months Ended
	September 30,
	2015	2014
Goodwill(1)	$4,366	$4,366

Amortizable intangible assets
Customer base(3)	$479	$479
Covenant not to compete(4)	119	119
Total amortizable intangible assets	598	598

Accumulated amortization, beginning	227	134
Amortization expense	12	27
Accumulated amortization, ending	239	161

Amortizable intangible assets, net(2)	$359	$437

Goodwill and intangible assets, net	$4,725	$4,803
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

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

The following tables summarize segment reporting information:

	Three Months Ended September 30,
	2015			2014
	Banking	Other	Total	Banking	Other	Total
Net interest income	$9,902	$(295)	$9,607	$8,597	$(311)	$8,286
(Provision) benefit for losses on loans and leases	(178)	—	(178)	22	—	22
Noninterest income	5,955	490	6,445	2,922	419	3,341
Intersegment noninterest income	79	(74)	5	77	(73)	4
Noninterest expense	(9,124)	(808)	(9,932)	(8,347)	(674)	(9,021)
Intersegment noninterest expense	—	(5)	(5)	—	(4)	(4)
Income (loss) before income taxes	$6,634	$(692)	$5,942	$3,271	$(643)	$2,628
Total assets at September 30(1)(2)	$1,168,866	$2,694	$1,171,560	$1,253,784	$3,514	$1,257,298

(1)	Included in total assets were goodwill and intangible assets, net totaling $4,366 and $359 for the banking segment and other segment, respectively, at September 30, 2015.
(2) Included in total assets were goodwill and intangible assets, net totaling $4,366 and $437 for the banking segment and other segment, respectively, at September 30, 2014.

NOTE 9—DEFINED BENEFIT PLAN
The Company has a noncontributory (cash balance) defined benefit pension plan covering employees of the Company and its wholly-owned subsidiaries.Effective July 1, 2015, the Company froze the plan which eliminates future contributions for qualified individuals. The plan has not been terminated, so the plan continues to exist with related benefit obligations and plan assets for those vested within the plan.
The information relative to the components of net periodic benefit cost for the Company’s defined benefit plan is presented below.

	Three Months Ended
	September 30,
	2015	2014
Net periodic benefit cost
Service cost	$13	$170
Interest cost	163	186
Expected return on plan assets	(144)	(155)
Amortization of prior losses	21	31
Net periodic benefit cost	$53	$232

The Company previously disclosed in its consolidated financial statements for fiscal 2015, which are included in Part II, Item 8 “Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K, that it contributed $410 in fiscal 2015 to fund its qualified pension plan.  Due to the freezing of the plan, the Company does not anticipate funding any contributions for fiscal 2016.

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
The following table is a summary of net healthcare costs by quarter:

	Fiscal Years Ended
	June 30,
	2016	2015
Quarter ended September 30	$588	$309
Quarter ended December 31	—	430
Quarter ended March 31	—	420
Quarter ended June 30	—	619
Net healthcare costs	$588	$1,778

NOTE 11—STOCK-BASED COMPENSATION PLANS
The fair value of each incentive stock option and each stock appreciation right grant is estimated at the grant date using the Black-Scholes option-pricing model.  There were no stock options or stock appreciation rights (SARs) granted in the three months ended September 30, 2015 and 2014.
Stock appreciation rights activity for the three months ended September 30, 2015, was as follows:

	SARs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Beginning Balance	72,348	$13.50
Granted	—	—
Forfeited	—	—
Exercised	—	—
Ending Balance	72,348	$13.50	3.4	$198
Vested and exercisable at September 30	72,348	$13.50	3.4	$198
There were no SARs exercised during the three months ended September 30, 2015 and 2014, respectively, which resulted in no intrinsic value of SARs exercised for the respective periods. No options were exercised during these same periods. In addition, there were no cashless option exercises or related tax benefit realized for the three months ended September 30, 2015 and 2014. There was no unrecognized compensation cost related to nonvested SARs awards at September 30, 2015.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

Nonvested share activity for the three months ended September 30, was as follows:

	2015		2014
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested Balance, beginning	88	$8.48	11,694	$11.99
Granted	—	—	—	—
Vested	(88)	8.48	(1,088)	9.79
Forfeited	—	—	—	—
Nonvested Balance, ending	—	$—	10,606	$12.22
Pretax compensation expense recognized for nonvested shares for the three months ended September 30, 2015 and 2014, was $53 and $28, respectively. The tax benefit for the three months ended September 30, 2015 and 2014 was $20 and $11, respectively. As of September 30, 2015, there was no remaining unrecognized compensation cost related to nonvested shares granted under the Plan. The total fair value of shares vested during the three months ended September 30, 2015 and 2014 was $1 and $15, respectively.
The 2002 Option Plan expired effective September 20, 2012. No plan was in effect at September 30, 2015 for the purpose of issuing new shares. The Company's stock option and incentive plans are described more fully in Part II, Item 8 “Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015, under Note 17 of “Notes to Consolidated Financial Statements.”
NOTE 12—ADVANCES FROM FEDERAL HOME LOAN BANK AND OTHER BORROWINGS
Advances from the Federal Home Loan Bank of Des Moines ("FHLB") and other borrowings are summarized as follows:

	September 30, 2015		June 30, 2015
	Amount	Rate (1)	Amount	Rate (1)
Overnight federal funds purchased	$47,435	0.30%	$20,336	0.29%
Fixed-rate advances (with rates ranging from 0.28% to 1.18% at September 30, 2015 and 0.24% to 1.18% at June 30, 2015)	45,000	0.48	45,000	0.45
Other borrowings	212	—	222	—
	$92,647	0.39%	$65,558	0.40%

(1)	Rate is the specified interest rate for the obligation or the weighted average rate if more than one obligation exists or as represented in the total.
NOTE 13—SUBORDINATED DEBENTURES PAYABLE TO TRUSTS, NET OF UNAMORTIZED DEBT ISSUANCE COSTS
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

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

Subordinated debentures payable to trusts, net of unamortized debt issuance are summarized as follows:

	September 30, 2015	June 30, 2015

Principal amount	$24,837	$24,837
Less unamortized debt issuance costs	180	182
Subordinated debentures payable to trusts, net of unamortized debt issuance costs	$24,657	$24,655
The details of the outstanding subordinated debentures at September 30, 2015 and their related unamortized debt issuance costs are as follows:

		Unamortized Debt
Junior subordinated debentures payable to nonconsolidated trusts	Principal	Issuance Costs

Trust III, Variable rate of 3.35% plus 3 month LIBOR	$5,155	$86
Trust IV, Variable rate of 3.10% plus 3 month LIBOR	7,217	94
Trust V, Variable rate of 1.83% plus 3 month LIBOR	10,310	—
Trust VI, Variable rate of 1.65% plus 3 month LIBOR	2,155	—
Total	$24,837	$180

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
The Company has outstanding interest rate swap agreements with notional amounts totaling $13,000 to convert two variable-rate trust preferred securities into fixed-rate instruments. The agreements have a weighted average maturity of 0.9 years and have fixed rates ranging from 5.68% to 6.58% with a weighted average rate of 5.89%. The fair value of the derivatives was an unrealized loss of $443 at September 30, 2015 and an unrealized loss of $799 at September 30, 2014. The Company pledged $794 in cash under collateral arrangements as of September 30, 2015, to satisfy collateral requirements associated with these interest rate swap contracts.
The Company has borrower interest rate swap agreements with notional amounts totaling $31,813 to facilitate customer transactions and meet the borrower's financing needs. These swaps qualify as derivatives, but consist of two different types of instruments. The back-to-back loan swaps are not designated as hedging instruments, while the one-way loan swaps are classified as fair value hedging instruments. The loan interest rate swap derivatives had no impact on the consolidated statements of income for the first three months ended September 30, 2015 and 2014. Any amounts due to the Company are expected to be collected from the borrowers. Credit risk exists if the borrower's collateral or financial condition indicates that the underlying collateral or financial condition of the borrower makes it probable that amounts due will be uncollectible. Management monitors this credit exposure on a quarterly basis.
No deferred net losses on interest rate swaps in other comprehensive loss as of September 30, 2015, are expected to be reclassified into net income during the current fiscal year. See Note 15 "Accumulated Other Comprehensive Loss" for amounts reported as other comprehensive loss.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

The following table summarizes the derivative financial instruments utilized as of September 30, 2015:

			Estimated Fair Value
	Balance Sheet Location	Notional Amount	Gain	Loss
Non-designated derivatives	Other assets	$6,801	$679	$—
Fair value hedge	Loans and leases receivable	18,211	—	(718)
Cash flow hedge	Accrued expenses and other liabilities	13,000	—	(443)
Non-designated derivatives	Accrued expenses and other liabilities	6,801	—	(679)
		$44,813	$679	$(1,840)
The following table summarizes the derivative financial instruments utilized as of June 30, 2015:

			Estimated Fair Value
	Balance Sheet Location	Notional Amount	Gain	Loss
Non-designated derivatives	Other assets	$6,990	$632	$—
Fair value hedge	Loans and leases receivable	18,408	55	(398)
Cash flow hedge	Accrued expenses and other liabilities	13,000	—	(532)
Non-designated derivatives	Accrued expenses and other liabilities	6,990	—	(632)
		$45,388	$687	$(1,562)
The following table details the derivative financial instruments, the average remaining maturities and the weighted-average interest rates being paid and received as of September 30, 2015:

	Notional Value	Average Maturity (years)	Estimated Fair Value Gain (Loss)	Receive	Pay
Liability conversion swaps	$13,000	0.9	$(443)	2.50%	5.89%
Loan interest rate swaps	31,813	6.5	(718)	2.16	4.50
	$44,813		$(1,161)
There were no gains or losses included in the income statement for the periods ended September 30, 2015 or 2014.

NOTE 15—ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of other comprehensive loss balances as of the respective dates were:

	September 30,	June 30,
	2015	2015
Unrealized gain (loss) on securities available for sale net of related tax effect of ($253) and $150	$412	$(244)
Unrealized (loss) on defined benefit plan net of related tax effect of $666 and $666	(1,087)	(1,087)
Unrealized (loss) on cash flow hedging activities net of related tax effect of $151 and $181	(292)	(351)
	$(967)	$(1,682)
The following tables summarize the components of other comprehensive income (loss) balances at September 30, 2015 and 2014, changes and reclassifications out of accumulated other comprehensive income (loss) during the three months ended September 30, 2015 and 2014. The amounts reclassified from accumulated other comprehensive income for the investment securities available for sale are included in net gain or loss on sale of investment securities on the consolidated statements of income, while the amounts reclassified from cash flow hedging activities are a component of other noninterest income on the consolidated statements of income.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

	Investment Securities Available for Sale	Defined Benefit Plan	Cash Flow Hedging Activities	Accumulated Other Comprehensive Loss
Balance July 1, 2015	$(244)	$(1,087)	$(351)	$(1,682)
Other comprehensive income before reclassifications	1,064	—	89	1,153
Amounts reclassified from accumulated other comprehensive loss	(5)	—	—	(5)
Income tax (expense)	(403)	—	(30)	(433)
Balance September 30, 2015	$412	$(1,087)	$(292)	$(967)

	Investment Securities Available for Sale	Defined Benefit Plan	Cash Flow Hedging Activities	Accumulated Other Comprehensive Loss
Balance July 1, 2014	$(1,423)	$(1,402)	$(629)	$(3,454)
Other comprehensive income before reclassifications	(280)	—	153	(127)
Amounts reclassified from accumulated other comprehensive loss	(34)	—	—	(34)
Income tax (expense) benefit	119	—	(51)	68
Balance September 30, 2014	$(1,618)	$(1,402)	$(527)	$(3,547)

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
Estimated fair values of the Company's financial instruments are as follows:

September 30, 2015		Fair Value Measurements
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$18,941	$18,941	$18,941	$—	$—
Investment securities	174,212	174,759	12	174,747	—
Correspondent bank stock	5,261	5,261	—	5,261	—
Loans held for sale	9,027	9,027	—	9,027	—
Net loans and leases receivable	895,024	895,523	—	10,848	884,675
Accrued interest receivable	6,486	6,486	—	6,486	—
Servicing rights, net	10,457	10,649	—	—	10,649
Interest rate swap contracts	679	679	—	679	—
Financial liabilities
Deposits	916,328	916,229	—	—	916,229
Interest rate swap contracts	1,122	1,122	—	1,122	—
Borrowed funds	92,647	92,654	—	92,654	—
Subordinated debentures payable to trusts	24,657	25,016	—	—	25,016
Accrued interest payable and advances by borrowers for taxes and insurance	17,536	17,536	—	17,536	—

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

June 30, 2015		Fair Value Measurements
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$21,476	$21,476	$21,476	$—	$—
Investment securities	178,962	179,285	13	179,272	—
Correspondent bank stock	4,177	4,177	—	4,177	—
Loans held for sale	9,038	9,038	—	9,038	—
Net loans and leases receivable	903,189	904,724	—	10,763	893,961
Accrued interest receivable	5,414	5,414	—	5,414	—
Servicing rights, net	10,584	11,067	—	—	11,067
Interest rate swap contracts	632	632	—	632	—
Financial liabilities
Deposits	963,229	962,764	—	—	962,764
Interest rate swap contracts	1,164	1,164	—	1,164	—
Borrowed funds	65,558	65,532	—	65,532	—
Subordinated debentures payable to trusts	24,655	25,977	—	—	25,977
Accrued interest payable and advances by borrowers for taxes and insurance	15,198	15,198	—	15,198	—
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

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

The table below presents the Company's balances of financial instruments measured at fair value on a recurring basis by level within the hierarchy at September 30, 2015:

	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total at Fair Value
Securities available for sale
Debt securities:
U.S. government agencies	$—	$15,899	$—	$15,899
Municipal bonds	—	10,985	—	10,985
Equity securities:
Federal Ag Mortgage	12	—	—	12
Other investments	—	353	—	353
Agency residential mortgage-backed securities	—	126,921	—	126,921
Securities available for sale	12	154,158	—	154,170
Loans and leases receivable	—	(718)	290	(428)
Interest rate swap contracts	—	679	—	679
Total assets	$12	$154,119	$290	$154,421

Interest rate swaps contracts	$—	$1,840	$—	$1,840
Total liabilities	$—	$1,840	$—	$1,840

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
The following table reconciles the beginning and ending balances of the assets or liabilities of the Company that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Three Months Ended
Net loans and leases receivable	September 30,
	2015	2014
Beginning balance	$291	$—
Loans repurchased	—	190
Loan principle repayments	(2)	—
Total realized gains (losses)	1	(13)
Ending Balance	$290	$177
The table below presents the Company's balances of financial instruments measured at fair value on a nonrecurring basis by level within the hierarchy at September 30, 2015:

	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fiscal 2016 Incurred (Gains)
Impaired loans	$—	$10,848	$6,168	$(11)
Mortgage servicing rights	—	—	10,649	—

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

The table below presents the Company's balances of financial instruments measured at fair value on a nonrecurring basis by level within the hierarchy at June 30, 2015:

	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fiscal 2015 Incurred (Gains)
Impaired loans	$—	$11,106	$7,407	$(101)
Mortgage servicing rights	—	—	11,067	—
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

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of September 30, 2015, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Averages)
Impaired loans	$6,168	Discounted cash flow	Discount rate	5.0% - 8.0% (6.3%)
			Principal loss probability	0.0% - 18.8% (6.0%)

		Collateral valuation	Discount from appraised value	0.0% - 68.6% (23.6%)
			Costs to sell	5.0% - 12.5% (8.9%)

Servicing rights, net	10,649	Discounted cash flow	Constant prepayment rate	9.7%
			Discount rate	10.2%
For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of June 30, 2015, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Averages)
Impaired loans	$7,407	Discounted cash flow	Discount rate	5.0% - 18.3% (7.0%)
			Principal loss probability	0.0% - 20.0% (5.4%)

		Collateral valuation	Discount from appraised value	0.0% - 64.1% (22.9%)
			Costs to sell	5.0% - 12.5% (9.2%)

Servicing rights, net	11,067	Discounted cash flow	Constant prepayment rate	9.7%
			Discount rate	10.2%
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

Executive Summary
The Company's net income for the first three months of fiscal 2016 was $3.9 million, or $0.55 in basic and diluted earnings per common share, compared to $1.8 million, or $0.26 in basic and diluted earnings per common share, for the first three months of fiscal 2015. This resulted in a return on average equity (i.e., net income divided by average equity) of 14.44% and 7.05%, respectively, in the year-over-year comparison, while the return on average assets (i.e., net income divided by average assets) was 1.31% and 0.57%, respectively.
Core diluted earnings per share, a non-GAAP measure, was $0.30 compared to $0.24 for the three months ended September 2015 and 2014, respectively. This financial measure is adjusted from GAAP net income and diluted earnings per share for the effects of the net gains or losses on investment security sales, net gains or losses on sale of bank branches, net gains or losses on sales of real property, and effects of branch closure costs. See “Reconciliation of GAAP Earnings and Core Earnings” for a reconciliation of this non-GAAP financial measure and for further discussion as to the reasons we believe this non-GAAP financial measure is useful.
During the first quarter of the fiscal year, the Bank sold its branch office in Pierre, SD with approximately $21.4 million in deposits, for a $2.8 million pre-tax net gain. Included in the sale were $24.2 million of loan receivables.
Net interest income for the first three months of fiscal 2016 was $9.6 million, an increase of $1.3 million, or 15.9%, compared to the same period a year ago.  For the comparative periods, average interest-earning assets and average interest-bearing liabilities decreased 7.4% and 9.3%, respectively. The average yield on interest-earning assets increased to 3.93% for the first three months of fiscal 2016, compared to 3.47% a year ago, an increase of 46 basis points, due primarily to the 11.6% growth in average loan balances of $95.2 million, and a decrease by 50.3%, or $180.3 million in the average balances of lower-yielding investment securities. This was complemented by a 29 basis point decrease in the average rates paid on interest-bearing liabilities stemming from a reduction in rates paid and average balances for FHLB advances. The improved mix of earning assets, which featured over 83% of assets in higher-earning loan assets, and the repayment of higher-rate term borrowings in December 2014, contributed to the majority of the overall improvement in net interest margin of 71 basis points when comparing the first three months of fiscal 2016 with the same quarter of the prior year. For the three months ended September 30, 2015, cost of deposits, which include all interest-bearing and noninterest-bearing deposits, decreased by 2 basis points to 0.36%, compared to 0.38% for the same period of the prior fiscal year.
The net interest margin expressed on a fully taxable equivalent basis (“Net Interest Margin, TE”) for the three months ended September 30, 2015 was 3.55%, which is an increase of 71 basis points from the same period of the prior fiscal year. Net Interest Margin, TE is a non-GAAP financial measure.  See “Analysis of Net Interest Income” for a calculation of this non-GAAP financial measure and for further discussion as to the reasons we believe this non-GAAP financial measure is useful. Net interest income attributable to the improvement in the mix of earning assets and the decrease in balances of interest-bearing liabilities amounted to a net increase of $740,000 in net interest margin for the three month period when compared to the same period of the prior year. Also, average rates paid on interest-bearing liabilities declined and contributed the majority of the $581,000 increase in the net interest margin due to more favorable funding rates for the Company. The combined effects of volume and rate changes resulted in an overall net interest income increase of $1.3 million for the three months ended September 30, 2015 when compared to the same period of the prior year.
Average loans and leases receivable balances increased by $95.2 million, when compared to the same period of the prior year, and were funded in part by a reduction in average investment securities of $180.3 million. This decrease in investment securities also supported a net decrease in interest-bearing liabilities of $89.5 million. Average balances of interest-bearing deposits decreased $34.5 million for the year-over-year comparison, while FHLB advances and other borrowings decreased by $54.9 million, which resulted in a mix of liabilities that lessened the average rates paid on the interest-bearing liabilities compared to the same period of the prior fiscal year.
Total loans decreased by $8.1 million during the first three months of fiscal 2016 to $906.3 million at September 30, 2015, compared to $914.4 million at June 30, 2015, primarily due to the sale of $24.2 million of loans associated with the branch sale in July 2015 and partially offset by net increases in loan balances during the quarter. When compared to the September 30, 2014 balance of $817.3 million, loans have increased by $89.0 million. During this time-frame, commercial real estate balances have increased by $83.8 million and single family loans increased by $14.5 million, which were the primary components of the increase. For the three months of fiscal 2016, commercial real estate loans have increased by $22.4 million, while business and agricultural loans decreased by $7.1 million and $26.4 million, respectively. We believe the overall increase in average loan balances was attributable to a gradual improvement in general economic conditions, resulting in the willingness of borrowers to consider incurring more debt to support growth in their businesses, while also acknowledging that we continue to operate in uncertain national economic and fiscal conditions. We believe that the operating environment has resulted in increased competition among financial institutions for loan demand from credit-worthy borrowers.
The allowance for loan and lease losses increased by $26,000 to $11.3 million at September 30, 2015, compared to June 30, 2015.  The ratio of allowance for loan and lease losses to total loans and leases was 1.24% compared to 1.23% at June 30, 2015. The overall loan balances decreased by $8.1 million during the first three months of fiscal 2016, while nonperforming loans decreased by $1.3 million to $11.9 million. The amount of classified assets decreased to $19.7 million at September 30, 2015 as compared to June 30, 2015, which reduced the increase in the allowance needed. The Company continues to pro-actively manage its problem assets through procedural guidance and dedicated personnel to create an environment of early detection and resolution of assets in this segment. This has been supported by improving conditions in the regional commercial and agricultural markets, including livestock and dairy operations. The provision for loan and lease losses, which results from adjusting the allowance for loan and lease losses to the estimated amount needed to reserve for the loan and lease portfolio, was $178,000 for the first three months of fiscal 2016. Total nonperforming assets at September 30, 2015 were $12.1 million as compared to $13.3 million at June 30, 2015.  The ratio of nonperforming assets to total assets decreased to 1.04% at September 30, 2015, compared to 1.12% at June 30, 2015.  Net charge-offs for the three month period ended September 30, 2015 were $152,000 and represent 0.07% of average loans and leases for the period annualized. The allowance recorded in accordance with ASC 450 increased by $56,000 due to adjustments based on management's assessment of the allowance using historical charge-off activity and environmental factor information and applied to applicable loan balances. The allowance recorded in accordance with ASC 310 on identified impaired loans decreased by $30,000 to $249,000 at September 30, 2015, and consisted primarily of consumer loans. All identified impaired loans are reviewed to assess the borrower's ability to make payments under the terms of the loan and/or a shortfall in collateral value that would result in charging off the loan or the portion of the loan that was impaired.
 Foreclosed real estate and other properties totaled $272,000 at September 30, 2015, compared to $157,000 at June 30, 2015, or a increase of $115,000. The balance at September 30, 2015 consisted primarily of consumer loans secured by real estate. Overall, foreclosed property assets and the related costs have continued to be minimal when compared to the overall loan portfolio.
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
 Total deposits at September 30, 2015 were $916.3 million, a decrease of $46.9 million from June 30, 2015. This decrease was primarily due to a decrease of $36.9 million from public fund deposits and a decrease of $19.9 million from in-market, non-public fund customer deposits. The Pierre branch sale in July 2015 included $21.4 million of deposits which were primarily in-market non-public fund deposits. These decreases were partially offset by an increase in out-of-market certificates of deposits of $9.9 million. Public funds have seasonal fluctuations due to semiannual tax collection and subsequent disbursement to entities. Interest rates on deposits decreased to the average rate paid of 0.44% on interest-bearing deposits for the three month period ended September 30, 2015, compared to 0.45% for the same period of the prior year.
 On October 26, 2015, the Company announced it will pay a quarterly cash dividend of $11.25 cents per common share for the first quarter of fiscal 2016.  The dividend will be paid on November 13, 2015, to stockholders of record on November 6, 2015.
 The total risk-based capital ratio of 13.64% at September 30, 2015, increased by 35 basis points from 13.29% at June 30, 2015.  Tier I capital increased 23 basis points to 10.62% at September 30, 2015 when compared to 10.39% at June 30, 2015. The increase in total risk-based capital resulted from an increase in earnings and overall equity retained. The tier 1 capital to risk-weighted assets ratio and common equity tier 1 capital to risk-weighted assets ratio were 12.50% versus 12.16% at June 30, 2015. These ratios continue to place the Bank in the “well-capitalized” category within financial institution regulations at

September 30, 2015 and are consistent with the “well-capitalized” regulatory category in which the Bank plans to operate.  The Bank historically has been able to manage the size of its assets through secondary market loan sales of single-family mortgages. See Note 2 of "Notes to Consolidated Financial Statements" of this Form 10-Q for additional information on regulatory capital for the Bank and the Company.
 Noninterest income was $6.4 million for the three months ended September 30, 2015, compared to $3.3 million for the same period in the prior fiscal year, an increase of $3.1 million. This increase was due primarily to the bank branch sale which netted a pre-tax gain of $2.8 million. In comparison year-over-year, an increase in mortgage banking revenue of $191,000 and a decrease in fees on deposits of $138,000 also impacted the net increase. In addition, the first quarter of the prior fiscal year included a loss on disposal of closed-branch fixed assets of $163,000, which reduced the prior fiscal year's total. The mortgage banking revenue increase was due to the increase in net gain on sale of loans of $226,000 due to increased mortgage activity. This was partially offset by reduced income from loan servicing income of $35,000 due to lower principal balances in the serviced portfolio. Fees on deposits decreased by $138,000 for the first three months of fiscal 2016 when compared to the same period of the prior year primarily due to decreases in NSF/Overdraft fees of $79,000, point-of-sale income reductions of $33,000, and reduced service charge income of $30,000.
Noninterest expense was $9.9 million for the three months ended September 30, 2015, as compared to $9.0 million for the same period of the prior fiscal year, an increase of $911,000, or 10.1%.  The primary component of the increase was compensation expense, which increased by $808,000, or 15.4%, when compared to the same period from the prior fiscal year. Compared to the prior year period, salaries and wages increased by $204,000, health and insurance benefits increased by $279,000, variable commissions related to mortgage and investment sales activity increased by $161,000 and other incentive compensation increased by $137,000. Deferred loan costs partially offset these increases with an increased deferral amount of $115,000, which reduced compensation expense when compared to the prior fiscal year. Salary and wages were negatively impacted by one-time severance and retention amounts totaling $98,000 during the first quarter. In addition, average FTEs for the first quarter fiscal 2016 totaled 292, which is 10 higher than the average FTEs for the same quarter a year earlier. The increase in headcount was primarily attributable to hiring production personnel in mortgage and other lending activities. Health and insurance benefit increases have resulted from specific claim incidents in addition to higher costs due to utilization. Variable commissions which include an increase in mortgage commissions of $111,000 and investment sales commissions of $50,000, were due to increased revenue in mortgage banking activity and commission and insurance income from which the variable pay is directly related. Incentive compensation increases are due to improved outcomes during the current fiscal year as compared to the same period of the prior fiscal year.

Reconciliation of GAAP Earnings and Core Earnings
Although core earnings are not a measure of performance calculated in accordance with GAAP, the Company believes that its core earnings are an important indication of performance through ongoing operations. The Company believes that core earnings are useful to management and investors in evaluating its ongoing operating performance, and in comparing its performance with other companies in the banking industry. Core earnings should not be considered in isolation or as a substitute for GAAP earnings. During the periods presented, the Company calculated core earnings by adding back or subtracting, net of tax, net gains or losses recorded on the sale of securities, net gains or losses on the sale of a branch branch, net gains or losses on the sale of property, and costs incurred for branch closures.

	Three Months Ended
	September 30,	June 30,	September 30,
	2015	2015	2014
	(Dollars in Thousands, except share data)
GAAP earnings before income taxes	$5,942	$2,876	$2,628
Net (gain) on sale of securities	(5)	(18)	(34)
Net (gain) on sale of bank branch	(2,847)	—	—
Net (gain) on sale of property	—	(195)	—
Costs incurred for branch closures (1)	—	1	(201)
Core earnings before income taxes	3,090	2,664	2,393
Provision for income taxes for core earnings	1,006	832	727
Core earnings	$2,084	$1,832	$1,666

GAAP diluted earnings per share	$0.55	$0.28	$0.26
Net (gain) on sale of securities, net of tax	—	—	—
Net (gain) on sale of bank branch, net of tax	(0.25)	—	—
Net (gain) on sale of property, net of tax	—	(0.02)	—
Costs incurred for branch closures, net of tax	—	—	(0.02)
Core diluted earnings per share	$0.30	$0.26	$0.24
(1) Branch closure costs include a loss on the disposition of closed branch fixed assets and other costs associated with the closure. The loss on the disposition of closed branch fixed assets is included as a reduction in noninterest income and other costs associated with the closure are included in the respective categories within noninterest expenses.

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

Financial Condition Data
At September 30, 2015, the Company had total assets of $1.17 billion, a decrease of $13.6 million from the amount at June 30, 2015. Total investment securities decreased $4.8 million, while total loans and leases receivable decreased $8.1 million. Total liabilities decreased $17.5 million due to a decrease in deposits of $46.9 million and partially offset by an increase in advances from FHLB and other borrowings of $27.1 million. Stockholders' equity increased $3.8 million since June 30, 2015, due to improvements in accumulated other comprehensive loss and an increase in retained earnings. In July 2015, the Bank sold its branch office in Pierre, SD with a book value of $21.4 million in deposits on July 24, 2015, for a $2.8 million net pre-tax gain. In addition, loans receivable of $24.2 million and other assets, which included cash on hand, property and equipment, and accrued interest receivable, totaling $503,000, were included in the transaction. The resulting impact attributed to this transaction was a net decrease in assets of $21.4 million, which was the primary factor in the reduction in assets since the prior quarter end.
The decrease in loans and leases receivable, net, which excludes loans in process and deferred fees, was $8.2 million due to the decrease in loan balances. Commercial real estate increased $22.4 million, while agricultural and commercial business loans decreased by $26.4 million and $7.1 million, respectively.
The investment securities, which includes available for sale and held to maturity securities, decreased by $4.8 million due to the sale of available for sale investment securities, principal payments, maturities, and purchased investment securities during the first three months of fiscal 2016. The book value of investment securities sold, called or matured were $10.8 million, while repayments of principal balances of investments securities totaled $7.9 million. These reductions in the balance were partially offset by the purchase of investment securities of $13.2 million. The remaining change in investment securities was the net premium amortization of investment securities and partially offset by increases in market value which increased the recorded balance by $738,000 for the first three months of fiscal 2016. The Company classifies its investment securities as available for sale and held to maturity. Investment securities available for sale decreased by $4.6 million for the three month ended September 30, 2015, while investment securities held to maturity decreased by $114,000.
Loans held for sale decreased $11,000, to $9.0 million at September 30, 2015. The amount held was dependent on the timing of the sales to secondary markets versus the current loan origination activity. New home financing remains strong in the local marketplace.
See the Consolidated Statement of Cash Flows for a detailed analysis of the change in cash and cash equivalents.
Deposits decreased $46.9 million, to $916.3 million at September 30, 2015, due to a $36.9 million decrease in public fund deposits and a decrease of $19.9 million from in-market, non-public fund customer deposits. These were partially offset by an increase in out-of-market certificates of deposits of $9.9 million. Advances from the FHLB and other borrowings increased $27.1 million, to $92.6 million at September 30, 2015 as compared to June 30, 2015, due to additional overnight funding needed to offset the reduction in deposits.
Stockholders' equity increased $3.8 million at September 30, 2015 when compared to June 30, 2015. Accumulated other comprehensive loss, net of related deferred tax effect, reflected a decrease of unrealized losses of $715,000 since June 30, 2015 and improved stockholders' equity. Retained earnings increased by $3.1 million due to net income of $3.9 million and partially offset by the payment of cash dividends of $794,000.
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

	Three Months Ended September 30,
	2015			2014
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans and leases receivable(1)(3)	$913,277	$10,085	4.39%	$818,100	$9,160	4.44%
Investment securities(2)(3)	178,528	715	1.59	358,876	1,155	1.28
Correspondent bank stock	4,818	31	2.56	7,004	51	2.89
Total interest-earning assets	1,096,623	$10,831	3.93%	1,183,980	$10,366	3.47%
Noninterest-earning assets	74,957			73,181
Total assets	$1,171,580			$1,257,161
Interest-bearing liabilities:
Deposits:
Checking and money market	$374,980	$222	0.24%	$400,864	$252	0.25%
Savings	95,996	60	0.25	147,952	79	0.21
Certificates of deposit	299,554	563	0.75	256,168	585	0.91
Total interest-bearing deposits	770,530	845	0.44	804,984	916	0.45
FHLB advances and other borrowings	81,852	85	0.41	136,731	857	2.49
Subordinated debentures payable to trusts	24,656	294	4.74	24,837	307	4.90
Total interest-bearing liabilities	$877,038	$1,224	0.56%	$966,552	$2,080	0.85%
Noninterest-bearing deposits	155,703			156,070
Other liabilities	32,699			32,534
Total liabilities	1,065,440			1,155,156
Equity	106,140			102,005
Total liabilities and equity	$1,171,580			$1,257,161
Net interest income; interest rate spread(4)		$9,607	3.37%		$8,286	2.62%
Net interest margin(4)(5)			3.49%			2.78%
Net interest margin, TE(6)			3.55%			2.84%
_____________________________________

(1)	Includes loan fees and interest on accruing loans and leases past due 90 days or more.

(2)	Includes federal funds sold and interest earning reserve balances at the Federal Reserve Bank.

(3)	Yields do not reflect the tax-exempt nature of loans, equipment leases and municipal securities.

(4)	Percentages for the three months ended September 30, 2015 and 2014 have been annualized.

(5)	Net interest income divided by average interest-earning assets.
(6)Net interest margin expressed on a fully taxable equivalent basis ("Net Interest Margin, TE") is a non-GAAP financial measure. See the following Non-GAAP Disclosure Reconciliation of Net Interest Income (GAAP) to Net Interest Margin, TE (Non-GAAP). The tax-equivalent adjustment to net interest income recognizes the income tax savings when comparing taxable and tax-exempt assets and adjusting for federal and state exemption of interest income and certain other permanent income tax differences. We believe that it is a standard practice in the banking industry to present net interest margin expressed on a fully taxable equivalent basis, and accordingly believe the presentation of this non-GAAP financial measure may be useful for peer comparison purposes. As a non-GAAP financial measure, Net Interest Margin, TE should be considered supplemental to and not a substitute for or superior to, financial measures calculated in accordance with GAAP. As other companies may use different calculations for Net Interest Margin, TE, this presentation may not be comparable to similarly titled measures reported by other companies.

The reconciliation of the Net Interest Income (GAAP) to Net Interest Margin, TE (non-GAAP) is as follows:

	Three Months Ended September 30,
	2015	2014
	(Dollars in Thousands)
Net interest income	$9,607	$8,286
Taxable equivalent adjustment	170	187
Adjusted net interest income	9,777	8,473
Average interest-earning assets	1,096,623	1,183,980
Net interest margin, TE	3.55%	2.84%

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

	Three Months Ended September 30,
	2015 vs 2014
	Increase (Decrease) Due to Volume	Increase (Decrease) Due to Rate	Total Increase (Decrease)
	(Dollars in Thousands)
Interest-earning assets:
Loans and leases receivable(1)	$1,042	$(117)	$925
Investment securities(2)	(579)	139	(440)
Correspondent bank stock	(16)	(4)	(20)
Total interest-earning assets	$447	$18	$465
Interest-bearing liabilities:
Deposits:
Checking and money market	$(19)	$(11)	$(30)
Savings	(28)	9	(19)
Certificates of deposit	99	(121)	(22)
Total interest-bearing deposits	52	(123)	(71)
FHLB advances and other borrowings	(343)	(429)	(772)
Subordinated debentures payable to trusts	(2)	(11)	(13)
Total interest-bearing liabilities	$(293)	$(563)	$(856)

Net interest income increase	$740	$581	$1,321
_____________________________________

(1)	Includes loan fees and interest on accruing loans and leases past due 90 days or more.

(2)	Includes federal funds sold and interest earning reserve balances at the Federal Reserve Bank.

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
The amount of the credit loss component of a security impairment is estimated as the difference between amortized cost and the present value of the expected cash flows of the security. The present value is determined using the best estimate cash flows discounted at the effective interest rate implicit to the security at the date of purchase or the current yield to accrete an asset-backed or floating rate security. At September 30, 2015, the Company does not have other-than-temporarily impaired securities for which credit losses exist.
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
The Company has included MSRs as a critical accounting policy because the use of estimates for determining fair value using present value concepts may produce results which may significantly differ from other fair value analysis, perhaps even to the point of recording impairment. The risk to net income is when the underlying mortgages are paid off significantly faster than the assumptions used in the previously recorded amortization. Estimating future cash flows on the underlying mortgages is a difficult analysis and requires judgment based on the best information available. The Company looks at alternative assumptions and projections when preparing a reasonable and supportable analysis. Based on the Company's analysis of MSRs, no valuation reserve was recorded for temporary impairment at September 30, 2015.
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
Nonperforming assets (i.e., nonaccrual loans and leases, accruing loans and leases delinquent more than 90 days and foreclosed assets) decreased $1.1 million during the fiscal year to $12.1 million at September 30, 2015. The ratio of nonperforming assets to total assets, which is one indicator of credit risk exposure, decreased to 1.04% at September 30, 2015, from 1.12% at June 30, 2015.
Nonaccruing loans and leases decreased to $11.9 million at September 30, 2015 compared to $13.1 million at June 30, 2015. Included in nonaccruing loans and leases at September 30, 2015 were one consumer residential relationships totaling $113,000, six commercial business relationships totaling $1.6 million, three commercial real estate relationships totaling

$476,000, seven agricultural real estate relationships totaling $4.4 million, seven agricultural business relationships totaling $5.0 million, and nine consumer relationships totaling $243,000.
There were no accruing loans and leases delinquent more than 90 days at September 30, 2015 and at June 30, 2015.
The Company's nonperforming loans and leases, which represent nonaccrual loans and leases plus those past due over 90 days and still accruing were $11.9 million, a decrease of $1.3 million from the levels at June 30, 2015. Dairy related loans included in the nonperforming loans at September 30, 2015 were less than one-half of the total nonperforming loans, which is comparable to June 30, 2015. The risk rating system in place is designed to identify and manage the nonperforming loans and leases. Commercial and agricultural loans and equipment finance leases will have specific reserve allocations based on collateral values or based on the present value of expected cash flows if the loans or leases are deemed impaired. Loans and leases that are not performing do not necessarily result in a loss.
As of September 30, 2015, the Company had $272,000 of foreclosed assets which was consumer related and primarily comprised of residential real estate collateral.
At September 30, 2015, the Company had designated $19.7 million of its assets as classified, which management has determined need to be closely monitored because of possible credit problems of the borrowers or the cash flows of the secured properties. This amount includes $137,000 of unused lines of credit for those borrowers that have classified assets. At September 30, 2015, the Company had $21.5 million in commercial real estate and commercial business loans purchased, of which none of the amounts were currently classified. These loans and leases were considered in determining the adequacy of the allowance for loan and lease losses. The allowance for loan and lease losses is established based on management's evaluation of the risks probable in the loan and lease portfolio and changes in the nature and volume of loan and lease activity. Such evaluation, which includes a review of all loans and leases for which full collectability may not be reasonably assured, considers the estimated fair market value of the underlying collateral, present value of expected principal and interest payments, economic conditions, historical loss experience and other factors that warrant recognition in providing for an adequate loan and lease loss allowance.
Although the Company's management believes that the recorded allowance for loan and lease losses was adequate to provide for probable losses on the related loans and leases, there can be no assurance that the allowance existing at September 30, 2015 will be adequate in the future.
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

The following table sets forth the amounts and categories of the Company's nonperforming assets from continuing operations for the periods indicated.

	September 30, 2015	June 30, 2015
	(Dollars in Thousands)
Nonaccruing loans and leases:
One- to four-family	$113	$112
Commercial business	1,590	2,398
Commercial real estate	476	359
Agricultural real estate	4,396	4,482
Agricultural business	5,036	5,474
Consumer direct	33	45
Consumer home equity	210	237
Total nonaccruing loans and leases	11,854	13,107
Accruing loans and leases delinquent more than 90 days:
Total accruing loans and leases delinquent more than 90 days	—	—
Foreclosed assets:
One- to four-family	139	111
Consumer direct	8	—
Consumer home equity	125	46
Total foreclosed assets(1)	272	157
Total nonperforming assets(2)	$12,126	$13,264
Ratio of nonperforming assets to total assets(3)	1.04%	1.12%
Ratio of nonperforming loans and leases to total loans and leases(4)	1.31%	1.43%
Accruing troubled debt restructures	$2,545	$2,767
_____________________________________

(1)	Total foreclosed assets do not include land or other real estate owned held for sale.

(2)	Nonperforming assets include nonaccruing loans and leases, accruing loans and leases delinquent more than 90 days and foreclosed assets.

(3)	Percentage is calculated based upon total consolidated assets of the Company.

(4)	Nonperforming loans and leases include nonaccruing loans and leases and accruing loans and leases delinquent more than 90 days.

The following table sets forth information with respect to activity in the Company's allowance for loan and lease losses from continuing operations during the periods indicated.

	Three Months Ended September 30,
	2015	2014
	(Dollars in Thousands)
Balance at beginning of period	$11,230	$10,502
Charge-offs:
Consumer direct	(1)	(5)
Consumer home equity	(154)	(70)
Consumer OD & reserve	(38)	(66)
Total charge-offs	(193)	(141)
Recoveries:
Commercial business	11	5
Consumer direct	3	3
Consumer home equity	10	6
Consumer OD & reserve	11	24
Consumer indirect	6	—
Total recoveries	41	40
Net (charge-offs)	(152)	(101)
Additions charged to operations	178	(22)
Allowance related to assets acquired (sold), net	—	—
Balance at end of period	$11,256	$10,379
Ratio of net charge-offs during the period to average loans and leases outstanding during the period (2)	0.07%	0.05%
Ratio of allowance for loan and lease losses to total loans and leases at end of period	1.24%	1.27%
Ratio of allowance for loan and lease losses to nonperforming loans and leases at end of period(1)	95.0%	68.7%
_____________________________________

(1)	Nonperforming loans and leases include nonaccruing loans and leases and accruing loans and leases delinquent more than 90 days.

(2)	Percentages for the three months ended September 30, 2015 and 2014 have been annualized.
The distribution of the Company’s allowance for loan and lease losses and impaired loss summary as required by ASC Topic 310, “Accounting by Creditors for Impairment of a Loan” are summarized in the following tables.  The combination of ASC Topic 450, “Accounting for Contingencies” and ASC Topic 310 calculations comprise the Company’s allowance for loan and lease losses.

	General Allowance for Loan and Lease Losses	Specific Impaired Loan Valuation Allowance	General Allowance for Loan and Lease Losses	Specific Impaired Loan Valuation Allowance
Loan Type	September 30, 2015		June 30, 2015
	(Dollars in Thousands)
Residential	$238	$31	$269	$32
Commercial business	766	7	788	7
Commercial real estate	5,197	—	4,757	4
Agricultural	3,773	—	4,037	—
Consumer	1,033	211	1,100	236
Total	$11,007	$249	$10,951	$279

	Number of Loan Customers	Loan Balance	Impaired Loan Valuation Allowance	Number of Loan Customers	Loan Balance	Impaired Loan Valuation Allowance
Loan Type	September 30, 2015			June 30, 2015
	(Dollars in Thousands)
Residential	2	$148	$31	2	$148	$32
Commercial business	7	1,871	7	8	2,731	7
Commercial real estate	5	753	—	5	712	4
Agricultural	15	13,458	—	15	14,009	—
Consumer	37	1,035	211	44	1,192	236
Total	66	$17,265	$249	74	$18,792	$279

The allowance for loan and lease losses was $11.3 million at September 30, 2015, as compared to $11.2 million at June 30, 2015. The general valuation allowance increased by $56,000 due to slight changes in historical loss data, portfolio performance attributes and loan balances for the three months ended September 30, 2015. The specific valuation allowance decreased slightly by $30,000 to $249,000. The consumer segment represented 84.7% of the specific reserve in the portfolio. The ratio of the allowance for loan and lease losses to total loans and leases was 1.24% at September 30, 2015, compared to 1.23% at June 30, 2015. The Company's management has considered nonperforming assets and other assets of concern in establishing the allowance for loan and lease losses. The Company continues to monitor its allowance for possible loan and lease losses and make future additions or reductions in light of the level of loans and leases in its portfolio and as economic conditions dictate. The current level of the allowance for loan and lease losses is a result of management's assessment of the risks within the portfolio based on the information revealed in credit reporting processes. The Company utilizes a risk-rating system on commercial business, agricultural, construction, multi-family and commercial real estate loans, including purchased loans. The Company periodically utilizes an external loan review to assist in the assessment of the appropriateness of risk ratings and of risks within the portfolio. A periodic credit review is performed on all types of loans and leases to establish the necessary reserve based on the estimated risk within the portfolio. This assessment of risk takes into account the composition of the loan and lease portfolio, historical loss experience for each loan and lease category, previous loan and lease experience, concentrations of credit, current economic conditions and other factors that in management's judgment deserve recognition.
Real estate properties acquired through foreclosure are initially recorded at fair value (less a deduction for disposition costs). Valuations are periodically updated by management and a specific provision for losses on such properties is established by a charge to operations if the carrying values of the properties exceed their estimated net realizable values.
At September 30, 2015, the Company also had an allowance for credit losses on off-balance sheet credit exposures of $93,000. This amount is maintained as a separate liability account to cover estimated potential credit losses associated with off-balance sheet credit instruments such as off-balance sheet loan commitments, standby letters of credit, and guarantees and is recorded in other liabilities in the Consolidated Statements of Financial Condition.
Losses on mortgage loans previously sold are recorded when the Bank indemnifies or repurchases mortgage loans previously sold. The representations and warranties in our loan sale agreements provide that we repurchase or indemnify the investors for losses or costs on loans we sell under certain limited conditions. At September 30, 2015, the Company recorded a $48,000 recourse liability for mortgage loans sold, which is an increase of $6,000 since June 30, 2015.
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
Comparison of the Three Months Ended September 30, 2015 and September 30, 2014
General.    The Company's net income was $3.9 million or $0.55 for basic and diluted earnings per common share for the quarter ended September 30, 2015, a $2.0 million increase compared to $1.8 million or $0.26 for basic and diluted earnings per common share for the quarter ended September 30, 2014. The first quarter of fiscal 2016 resulted in a return on average equity (i.e., net income divided by average equity) of 14.44%, compared to 7.05% for the same quarter of the prior year, while the return on average assets (i.e., net income divided by average assets) was 1.31% compared to 0.57%, respectively. As discussed in more detail below, the increases were due primarily to the gain on sale of a bank branch resulting in a net gain of $2.8 million d uring the quarter. In addition, net interest income increased by $1.3 million when compared to the same quarter of a year ago due in large part to increased loan balances and lower funding costs. This was partially offset by higher compensation costs of $808,000. These net increases in pre-tax income resulted in additional provision for income taxes of $1.3 million for the current quarter when compared to the same quarter one year earlier.
Interest, Dividend and Loan Fee Income.    Interest, dividend and loan fee income was $10.8 million for the quarter ended September 30, 2015, as compared to $10.4 million for the same quarter of the prior year, an increase of $465,000 or 4.5%. Interest earned on loans and leases receivable totaled $10.1 million for the quarter which is an increase of $925,000 when compared to the same quarter of the prior fiscal year. The average balance of loans and leases receivable was $913.3 million for the quarter ended September 30, 2015, an increase of 11.6%, while the average yield decreased by 5 basis points to 4.39% in the quarter-over-quarter comparison. Interest earned on investment securities and interest-earning deposits decreased by $460,000, to $746,000 for the current quarter compared to $1.2 million for the quarter ended September 30, 2014. The average yield on investment securities and interest-earning deposits increased by 31 basis points to 1.62%, while the average balance decreased by $182.5 million to $183.3 million for the quarter ended September 30, 2015. Overall, the average balance of total interest-earning assets decreased by 7.4%, however the changing average balance mix from investments to loans and leases receivable resulted in an increase in total interest and dividend revenue of $447,000. The average yield on interest-earning assets increased by 46 basis points due to the increase in the higher yielding loan and lease receivable balances as a percentage of earning assets and reduced balances of lower yielding investments, resulting in an increase to interest and dividend revenue of $18,000 attributable to the net change in interest-earning asset yields.
As mentioned above, the average yield on interest-earning assets increased, when compared to the same quarter a year earlier, primarily due to the higher percentage of loans and leases receivable in the interest-earning asset portfolio. Loans and leases receivable comprised 83% of the interest-earning assets for the quarter ended September 30, 2015 compared to 69% for the quarter one year earlier. Since the average rate earned on loans and leases receivable are higher than the other interest-earning assets, the overall yield on interest-earning assets increased. This balance sheet repositioning occurred in the second and third quarters of fiscal 2015 when the Company liquidated lower-earning available-for-sale investment securities to reduce FHLB borrowings and improve overall net interest margin.
Interest Expense.    Interest expense was $1.2 million for the quarter ended September 30, 2015, as compared to $2.1 million for the same quarter of the prior year, a decrease of $856,000 or 41.2%. Interest expense related to the FHLB advances and other borrowings decreased by $772,000 due to a decrease in the rate paid and a reduction in average balances, which were impacted by the prepayment of higher-rate term FHLB advances in the second fiscal quarter of fiscal 2015. The average rate paid decreased by 208 basis points when comparing the current quarter to the same quarter a year ago and resulted in interest savings of $429,000, while the average balance decrease of $54.9 million resulted in additional interest savings of $343,000. FHLB borrowing balances were reduced during the second and third fiscal quarters as mentioned above. Interest expense related to interest-bearing deposits decreased by $71,000 which was due to a $123,000 decrease resulting from declining rates and partially offset by a $52,000 increase due to average balances. The average rate on interest-bearing deposits decreased by one basis point to 0.44% for the quarter ended September 30, 2015. The increase in interest expense due to average balance changes was attributed to the flow of balances from savings accounts to certificates of deposits and to a lesser degree the money market accounts, even though overall deposit balances decreased by 4.3% when compared to the same quarter of the prior year. Interest expense on subordinated debentures decreased by $13,000 for the three months ended September 30, 2015, when compared to the prior fiscal year, due to the expiration in the second quarter of fiscal 2015 of one interest rate contract totaling $2.0 million in notional value which paid a weighted average rate of 6.58% while it was effective. The interest rate contract was not replaced.
Net Interest Income.    Net interest income for the first quarter of fiscal 2016 was $9.6 million, an increase of $1.3 million or 15.9%, compared to fiscal 2015, due in large part to a decrease in interest expense of $856,000 or 41.2%. This interest expense decrease was complemented by an increase in interest income of $465,000 or 4.5%. The net interest margin was 3.49%, compared to 2.78% for the same quarter of the prior fiscal year, an increase of 71 basis points, while the Company's net interest margin on a fully taxable equivalent basis was 3.55% as compared to 2.84%. This increase in NIM, TE was strategically executed in the second fiscal quarter of 2015 when the Company prepaid $84.9 million of FHLB term advances and recognized a loss of $4.1 million to reposition the balance sheet and improve net interest margins moving forward. The Company also sold available-for-sale investment securities that had lower yielding rates to fund these prepayments. The yield on interest-earning assets increased 46 basis points to 3.93% for the first quarter of fiscal 2016, while the average rate paid on interest-bearing liabilities decreased 29 basis points to 0.56%. Average balances decreased when compared to the same quarter from the prior fiscal year for interest-earning assets and interest-bearing liabilities by 7.4% and 9.3%, respectively, due in part to the balance sheet repositioning mentioned earlier. The Company continues to have a diversified loan portfolio comprised of a mix of consumer and business type lending. This mix helps the Company manage the net interest margin and interest rate risk by retaining loan and lease production on the balance sheet or by looking at alternatives through secondary markets.

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
Provision for losses on loans and leases increased to $178,000 for the quarter ended September 30, 2015, as compared to a benefit of $22,000 in the prior year's quarter. Factors impacting the provision recorded during the first quarter were net charge-offs of $152,000, loan and lease receivable decreases of $8.1 million, and valuation allowance on impaired loans decreases of $30,000 since June 30, 2015. In addition, nonperforming assets decreased by $1.1 million and classified assets decreased by $2.3 million during the quarter. In comparing the first quarter of fiscal 2016 to fiscal 2015, net charge-offs increased to $152,000 from $101,000 and loan and lease balances increased by 10.9% to $906.3 million. The valuation allowance on impaired loans was $249,000 at September 30, 2015, compared to $438,000 a year ago and classified assets decreased by $10.1 million to $19.7 million. In addition, nonperforming assets decreased by $3.1 million to $12.1 million at September 30, 2015, when compared to September 30, 2014. Dairy-related credits within the agricultural sector remain the largest segment within nonperforming assets as of September 30, 2015 at 45% of nonperforming assets.
The allowance for losses on loans and leases at September 30, 2015, was $11.3 million. The allowance increased from the September 30, 2014 balance of $10.4 million due to an increase in the general allowance stemming from the increase in loan balances over the time period and adjusted for changes in environmental factors and loan loss history and partially offset by a decrease in the specific valuation allowance recorded on impaired loans. The ratio of allowance for loan and lease losses to nonperforming loans and leases at September 30, 2015, was 95.0% compared to 68.7% at September 30, 2014. The allowance for loan and lease losses to total loans and leases ratio at September 30, 2015, was 1.24% compared to 1.27% at September 30, 2014. Management believes that the September 30, 2015, recorded allowance for loan and lease losses is adequate to provide for probable losses on the related loans and leases, based on its evaluation of the collectability of loans and leases and prior loss experience.
Noninterest Income.    Noninterest income was $6.4 million for the quarter ended September 30, 2015, an increase of $3.1 million as compared to the quarter ended September 30, 2014. For the first quarter of fiscal 2016, increases from the prior fiscal year's first quarter included a gain on sale of a branch, gain on sale of loans and an increase in commission and insurance income of $2.8 million, $226,000 and $72,000, respectively. In addition, the Company closed one retail branch during the first quarter of the prior fiscal year which reduced the total noninterest income due to the disposition of closed-branch fixed assets of $163,000. Overall, these net increases were partially offset by a decrease in fees on deposits, loan servicing income and net gain or loss on sale of securities of $138,000, $35,000 and $29,000, respectively, when comparing the first quarter of fiscal 2016 to the same quarter of fiscal 2015.
Net gain on the sale of loans totaled $773,000, an increase of $226,000 for the three months ended September 30, 2015, as compared to the prior fiscal year's quarter. This increase was due to increased new home purchase originations when compared to the same quarter a year ago. Origination activity for residential lending continues to remain sound due to the local economic climate and favorable interest rates relative to historical levels.
Commission and insurance income was $491,000 for the quarter ended September 30, 2015, an increase of $72,000 when compared to the first quarter of fiscal 2015. This increase is due primarily to an increased book of business within the investment services line of business and from an increased asset base from which commissions are earned, when compared to the same period of the prior fiscal year. In conjunction with the increased revenue, variable pay for the current quarter, which is included in compensation expense, increased by $50,000 in the quarter-over-quarter comparison.
Fees on deposits decreased by $138,000 for the first quarter of fiscal 2016 when compared to the same period of the prior year primarily due to decreases in NSF/Overdraft fees of $79,000 and point-of-sale income reductions of $33,000. NSF/overdraft fee decreases were attributed to reduced transactions and point-of-sale incentive income decreases were primarily due to reduced interchange fees per transaction.
Loan servicing income decreased by $35,000 to $335,000 for the first quarter of fiscal 2016. Amortization expense, which is a component of net loan servicing income, was $374,000 for the first quarter of fiscal 2016 and represented a decrease in expense of $9,000 when compared to the first quarter of fiscal 2015 due to an assessment of prepayment speeds and lower asset base. In the quarter-over-quarter comparison, servicing fee income decreased by $44,000 due to a decreasing servicing asset base and an overall lesser net servicing fee percentage which is based on investor mix and modified for delinquencies.

Net gain or loss on sale of securities from gross proceeds of $10.1 million netted a $5,000 gain, a decrease of $29,000 for the first quarter of fiscal 2016, as compared to the first quarter of fiscal 2015. For the quarter ended September 30, 2014, gross proceeds received totaled $6.8 million and resulted in a net gain of $34,000.

Noninterest Expense.    Noninterest expense was $9.9 million for the quarter ended September 30, 2015, as compared to $9.0 million for the quarter ended September 30, 2014, an increase of $911,000, or 10.1%. Compensation and employee benefits and other noninterest expenses increased by $808,000 and $156,000, respectively. These increases were partially offset by decreases in marketing and community investments of $98,000.
Compensation and employee benefits were $6.1 million for the three months ended September 30, 2015, an increase of $808,000, or 15.4% when compared to the quarter ended September 30, 2014. Increases in variable and incentive pay, health insurance benefit expense and base salaries were the primary components to the increase in compensation expense as compared to the the first quarter of fiscal 2015 as they increased by $330,000, $278,000 and $204,000, respectively. Deferred loan costs, which reduce compensation expense, helped to offset the increases with a $115,000 decrease in expense. Variable pay increased due to increased commission expense paid on commission and insurance income of $50,000 and increased mortgage commissions of $111,000. The commission expense increase was directly derived from commission and insurance income increases in noninterest income. Mortgage commissions increased due to increased mortgages closed during the first quarter of fiscal 2016 when compared to the first quarter of fiscal 2015. Health and insurance benefit increases have resulted from specific claim incidents in addition to higher costs due to utilization. Total base salaries and wages were impacted by an increase in average FTEs along with one-time retention and severance pay of $98,000, which was incurred due to the Pierre branch sale and internal staffing restructuring completed during the first quarter. The average FTEs increased by 3.6%, or about 10 FTE, to an average of 292 FTEs for the three months ended September 30, 2015 when compared to the same quarter of the prior fiscal year. There has also been a continued emphasis on filling open positions with higher earning producers in an effort to bolster revenue. Compensation expense deferment under ASC 310-20 increased when compared to the prior year due to a combination of higher deferred loan costs and increased loan originations and renewals on commercial and residential loans, which produced compensation expense savings.
Other noninterest expenses increased $156,000 for the quarter ended September 30, 2015, due primarily to increases in loan servicing costs of $116,000 and website expense of $89,000, respectively, when comparing the first quarters of 2016 to 2015. The increase in loan servicing costs was a result of higher mortgage production levels combined with expenses related to limited time promotional offerings. The website expense increase was primarily due to the new mobile online banking platform that the Bank implemented in the second half of fiscal 2015.
Marketing and community investment expenses decreased $98,000 to $274,000 for the quarter ended September 30, 2015 as compared to the same period of the prior fiscal year . This was due to a combination of reduced debit card rewards costs as well as reduced overall marketing and advertising costs while the Bank transitioned to a new vendor.
Income tax expense.    The Company's income tax expense for the quarter ended September 30, 2015, increased to $2.1 million compared to $816,000 for the same period of the prior fiscal year. The effective tax rates were 35.2% and 31.1% for the quarter ended September 30, 2015 and 2014, respectively. The effective rate increased due to the increase in pretax net income, which produced a lower permanent tax deduction to pretax income ratio, which resulted in a higher effective tax rate.

Liquidity and Capital Resources
The Company's liquidity is comprised of three primary classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Net cash used in financing activities of $15.7 million was partially offset by net cash provided by operating and investing activities for the three months ended September 30, 2015 of $1.9 million and $11.3 million, respectively. For the same period ended September 30, 2014, net cash used in operating activities and financing activities were $1.9 million and $18.7 million, respectively, which were partially offset by cash provided by investing activities of $16.0 million. The results were a decrease in cash and cash equivalents of $2.5 million for the three months ended September 30, 2015 compared to a decrease in cash and cash equivalents of $4.6 million for the same period of the prior fiscal year.
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

Liquidity management is both a daily and long-term responsibility of management. The Bank adjusts its investments in liquid assets based upon management's assessment of (i) expected loan demand, (ii) projected loan sales, (iii) expected deposit flows, (iv) yields available on interest-bearing deposits, and (v) the objectives of its asset/liability management program. Excess liquidity is invested generally in interest-bearing overnight deposits and other short-term government and agency obligations. During the three months ended September 30, 2015, the Bank increased its borrowings with the FHLB and other borrowings by $27.1 million.
Although in-market deposits is one of the Bank's primary source of funds, the Bank's policy has been to utilize borrowings where the funds can be invested in either loans or securities at a positive rate of return or to use the funds for short-term liquidity purposes. At September 30, 2015, the Bank had the following sources of additional borrowings:

•	$15.0 million in an uncommitted, unsecured line of federal funds with First Tennessee Bank, NA;

•	$20.0 million in an uncommitted, unsecured line of federal funds with Zions Bank;

•	$76.8 million of available credit from the Federal Reserve Bank; and

•	$223.0 million of available credit from FHLB of Des Moines (after deducting outstanding borrowings with FHLB of Des Moines).
The Bank may also seek other sources of contingent liquidity including additional federal funds purchased lines with correspondent banks and lines of credit with the Federal Reserve Bank. There were no funds drawn on the uncommitted, unsecured line of federal funds with First Tennessee Bank, NA, Zions Bank and the Federal Reserve Bank at September 30, 2015. The Bank, as a member of the FHLB of Des Moines, is required to acquire and hold shares of capital stock in the FHLB of Des Moines equal to 0.12% of the total assets of the Bank at December 31 annually. The Bank is also required to own activity-based stock, which is based on 4.00% of the Bank's outstanding advances. These percentages are subject to change at the discretion of the FHLB Board of Directors.
In addition to the above sources of additional borrowings, the Bank has implemented arrangements to acquire out-of-market certificates of deposit as an additional source of funding. As of September 30, 2015, the Bank had $83.9 million in out-of-market certificates of deposit.
The Bank anticipates that it will have sufficient funds available to meet current loan commitments. At September 30, 2015, the Bank had outstanding commitments to originate and purchase mortgage and commercial loans of $20.1 million and to sell mortgage loans of $9.0 million. Commitments by the Bank to originate loans are not necessarily executed by the customer. The Bank monitors the ratio of commitments to funding for use in liquidity management. At September 30, 2015, the Bank had no outstanding commitments to purchase investment securities and no commitments to sell investment securities available for sale.
The Company has an available line of credit with United Bankers' Bank for liquidity needs of $4.0 million with no funds advanced at September 30, 2015. The line of credit was renewed on October 1, 2015 and is available through October 1, 2016. The Company has pledged 100% of Bank stock as collateral for this line of credit.
The Company uses its capital resources to pay dividends to its stockholders, to support organic growth, to make acquisitions, to service its debt obligations and to provide funding for investment into the Bank as Tier 1 capital.
The Company is subject to various regulatory capital requirements both at the Holding Company and at the Bank level administered by the Federal Reserve and the South Dakota Division of Banking, respectively. If a requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, seizure. Institutions not in compliance may apply for an exemption from the requirements and submit a recapitalization plan. At September 30, 2015, the Bank met all current capital requirements.

In July 2013, the Federal Reserve and other regulatory agencies issued final rules establishing a new comprehensive capital framework for U.S. banking organizations that would implement the Basel III capital framework and certain provisions of the Dodd-Frank Act. Under the final rules, compliance was required beginning January 1, 2015 for the Holding Company and Home Federal Bank, and included new minimum capital ratio requirements and modified regulatory capital adjustemnts and deductions. In addition, a transition period of the final rules is included for the capital conservation buffer which will become effective beginning January 1, 2016 through January 1, 2019, and will increase each risk-weighted asset minimum ratio requirements by 2.50% during the four year transition in equal increments annually. We believe we will continue to exceed all estimated well-capitalized regulatory requirements under these new rules on a fully phased-in basis. The Bank had a tier I capital ratio of 10.62% at September 30, 2015, which was higher than both the adequate-capitalized minimum ratio required of 4.00% and the well-capitalized minimum ratio requirement of 5.00%. The minimum total risk-based capital ratio requirement for well-capitalized institutions is 10.00% of risk-weighted assets. The Bank had a total risk-based capital ratio of 13.64% at September 30, 2015. For further details on capital and capital ratios for the Bank and the Company, see Note 2 of “Notes to Consolidated Financial Statements” of this Form 10-Q for additional information.
The Company has entered into interest rate swap contracts which are classified as cash flow hedge contracts, fair value hedge contracts, or non-designated derivative contracts. At September 30, 2015, the total notional amount of interest rate swap contracts was $44.8 million with a fair value net loss of $1.2 million. The Company is exposed to losses if the counterparties fail to make their payments under the contract in which the Company is in a receiving status. The Company minimizes its risk by monitoring the credit standing of the counterparties. The Company anticipates the counterparties will be able to fully satisfy their obligations under the remaining agreements. See Note 14 of "Notes to Consolidated Financial Statements" of this Form 10-Q for additional information.
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
Off-Balance Sheet Arrangements
In the normal course of business, the Company makes use of a number of different financial instruments to help meet the financial needs of its customers. In accordance with GAAP, the full notional amounts of these transactions are not recorded in the accompanying consolidated financial statements and are referred to as off-balance sheet instruments. These transactions and activities include commitments to extend lines of credit and standby letters of credit, and a recourse liability on the repurchase of mortgage loans previously sold. Off-balance sheet arrangements are discussed further in Part II, Item 8 “Financial Statements and Supplementary Data” of the Company's Annual Report on Form 10-K for fiscal 2015, under Note 20 in the “Notes to Consolidated Financial Statements.”
Off-balance sheet arrangements also include trust preferred securities, which have been de-consolidated in this report. Further information regarding trust preferred securities can be found in Note 13 in the "Notes to Consolidated Financial Statements" of this Form 10-Q.
Recent Accounting Pronouncements
In January 2014, FASB issued ASU 2014-04 “Receivables-Troubled Debt Restructurings by Creditors” (ASC Topic 310-40), regarding guidance to reduce inconsistencies when derecognizing loan receivables and recording real estate recognized. A creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The guidance is effective for fiscal years beginning after December 15, 2014, and the interim periods within those fiscal years. An entity can elect to adopt the amendments using either a modified retrospective transition method or a prospective transition method. Early adoption is permitted. The Company adopted this update in the first quarter of fiscal 2016 and did not have a material effect on the Company's consolidated financial condition, results of operations or cash flows.
In April 2014, FASB issued ASU 2014-08 “Presentation of Financial Statement (ASC Topic 205) and Property, Plant, and Equipment" (ASC Topic 360), regarding guidance to report discontinued operations and disclosures of disposals of components of an entity. This update addresses the issue that currently, many disposals of small groups of assets, that are recurring in nature, qualify for discontinued operations. This update changes the criteria for reporting discontinued operations and also enhances convergence of the FASB’s and the International Accounting Standard Board’s (IASB) reporting requirements for discontinued operations.The guidance is effective for fiscal years beginning after December 15, 2014, and the interim periods within those fiscal years. Early adoption is permitted, but only for disposals that have not been reported in the financial statements previously issued or available for issuance. The Company adopted this update in the first quarter of fiscal 2016 and did not have a material effect on the Company's consolidated financial condition, results of operations or cash flows.
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
In August 2014, FASB issued ASU 2014-14 “Receivables-Troubled Debt Restructurings by Creditors” (ASC Subtopic 310-40), require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: (1) the loan has a government guarantee that is not separable from the loan before foreclosure; (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim; and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The guidance is effective for fiscal years beginning after December 15, 2014, and the interim periods within those fiscal years. An entity should adopt the amendments in this Update using either a prospective transition method or a modified retrospective transition method. Early adoption, including adoption in an interim period, is permitted if the entity already has adopted Update 2014-04. The Company adopted this update in the first quarter of fiscal 2016 and did not have a material effect on the Company's consolidated financial condition, results of operations or cash flows.
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
In January 2015, FASB issued ASU 2015-01 “Income Statement-Extraordinary and Unusual Items” (Subtopic 225-20), eliminating the presentation of extraordinary items from income statement presentation. While this update removes the presentation and the need to evaluate the existence of extraordinary items for presentation on the income statement, presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and required to be reported within the document accordingly. The guidance is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early application is permitted provided that the guideline is applied from the beginning of the fiscal year of adoption. The Company adopted this update in the first quarter of fiscal 2016 and did not have a material effect on the Company's consolidated financial condition, results of operations or cash flows.

In January 2015, FASB issued ASU 2015-03 “Interest-Imputation of Interest” (Subtopic 835-30), simplifying the presentation of debt issuance costs. This update is designed to simplify reporting on debt issuance costs incurred and is requiring the presentation of the unamortized debt issue costs to be a direct deduction from the carrying amount of the debt, rather than a separate asset which provides no future economic benefit. The guidance is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early application is permitted for financial statements that have not been previously issued. Entities will apply the new guidance on a retrospective basis, wherein the balance sheet of each period represented should be adjusted accordingly and applicable disclosures for a change in accounting principle will be needed. The Company adopted this update in the first quarter of fiscal 2016 and did not have a material effect on the Company's consolidated financial condition, results of operations or cash flows.
Since July 1, 2015, the FASB issued ASU No. 2015-11 through ASU no. 2015-16. None of the updates issued, including the amendment provisions to previous updates, are applicable to the consolidated financial statements of the Company.
Subsequent Event
Management has evaluated subsequent events for potential disclosure or recognition through November 6, 2015, the date of the filing of the consolidated financial statements with the Securities and Exchange Commission.

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

As set forth below, the volatility of a rate change, the change in asset or liability mix of the Company or other factors may produce a decrease in net interest margin in an upward moving rate environment even as the net portfolio value (“NPV”) estimate indicates an increase in net value. The inverse situation may also occur. One approach used by the Company to quantify interest rate risk is an NPV analysis. This analysis calculates the difference between the present value of the liabilities and the present value of expected cash flows from assets and off-balance sheet contracts. The following tables set forth, at September 30, 2015 and June 30, 2015, an analysis of the Company's interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve. Management does not believe that the Company has experienced any material changes in its market risk position from that disclosed in the Company's Annual Report on Form 10-K for fiscal 2015 or that the Company's primary market risk exposures and how those exposures were managed during the three months ended September 30, 2015 changed significantly when compared to June 30, 2015.

Even if interest rates change in the designated amounts, there can be no assurance that the Company's assets and liabilities would perform as set forth below. In addition, a change in U.S. Treasury rates in the designated amounts accompanied by a change in the shape of the Treasury yield curve would cause significantly different changes to the NPV than indicated below.

September 30, 2015
		Estimated Increase (Decrease) in NPV
Change in Interest Rates	Estimated NPV Amount	Amount	Percent
	(Dollars in Thousands)
Basis Points
+300	$233,079	$22,399	11%
+200	228,908	18,228	9
+100	221,798	11,118	5
—	210,680	—	—
-100	174,170	(36,510)	(17)

June 30, 2015
		Estimated Increase (Decrease) in NPV
Change in Interest Rates	Estimated NPV Amount	Amount	Percent
	(Dollars in Thousands)
Basis Points
+300	$245,413	$19,823	9%
+200	242,176	16,586	7
+100	235,938	10,348	5
—	225,590	—	—
-100	188,195	(37,395)	(17)
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

The following table shows the anticipated effect on net interest income from instantaneous parallel shocks (up and down)
in interest rates over the subsequent twelve month and twenty-four month period. As of September 30, 2015, the effect of an immediate and sustained 200 basis point increase in interest rates would be a decrease in net interest income of approximately
$1.7 million, or 4.3% in the first year, while the subsequent twelve month period is modeled to decrease in net interest income by approximately $510,000, or 1.3%. Although unlikely in the current low interest rate environment, a 100 basis point decrease in rates would decrease net interest income by approximately $68,000, or 0.2% in the first year, while the subsequent twelve month period is modeled to decrease in net interest income by approximately $522,000 or 1.3%.

September 30, 2015
	Year 1			Year 2
Change in Interest Rates	Estimated Net Interest Income	Net Interest Income Impact	Percent	Estimated Net Interest Income	Net Interest Income Impact	Percent
Basis Points	(Dollars in Thousands)
+300	$35,818	$(2,705)	(7)%	$37,297	$(1,435)	(4)%
+200	36,863	(1,660)	(4)	38,222	(510)	(1)
+100	37,724	(799)	(2)	38,711	(21)	—
—	38,523	—	—	38,732	—	—
-100	38,455	(68)	—	38,210	(522)	(1)
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of September 30, 2015, an evaluation was performed by the Company's management, including the Company's President and Chief Executive Officer and the Company's Senior Vice President, Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) to provide reasonable assurance that information required to be disclosed in the reports the Company files and submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Based upon that evaluation, the Company's President and Chief Executive Officer and the Company's Senior Vice President, Chief Financial Officer and Treasurer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2015.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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
Item 1A.    Risk Factors
The discussion of our business and operations should be read together with the risk factors contained in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2015, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. There have been no material changes to the risk factors set forth in the above-referenced filing as of September 30, 2015.

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

HF FINANCIAL CORP.

Date:	November 6, 2015	By:	/s/ STEPHEN M. BIANCHI
Stephen M. Bianchi, President and Chief Executive Officer (Principal Executive Officer)

Date:	November 6, 2015	By:	/s/ BRENT R. OLTHOFF
Brent R. Olthoff, Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description
10.1	Promissory Note dated October 1, 2015, by and between the Company and United Bankers’ Bank.
31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Senior Vice President, Chief Financial Officer and Treasurer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Senior Vice President, Chief Financial Officer and Treasurer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

___________________________________________________
*Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.