Form 10-Q
period 2015-12-31
HF FINANCIAL CORP
filed 2016-02-05
CIK 881790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of February 2, 2016, there were 7,057,713 shares of the registrant's common stock outstanding.

Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements
HF FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(DOLLARS IN THOUSANDS, except share data)

	December 31, 2015	June 30, 2015
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents	$22,613	$21,476
Investment securities available for sale	153,075	158,806
Investment securities held to maturity	20,022	20,156
Correspondent bank stock	4,491	4,177
Loans held for sale	7,970	9,038

Loans and leases receivable	905,570	914,419
Allowance for loan and lease losses	(11,459)	(11,230)
Loans and leases receivable, net	894,111	903,189

Accrued interest receivable	6,258	5,414
Office properties and equipment, net of accumulated depreciation	16,511	15,493
Foreclosed real estate and other properties	229	157
Cash value of life insurance	21,661	21,320
Servicing rights, net	10,321	10,584
Goodwill and intangible assets, net	4,938	4,737
Other assets	9,685	10,648
Total assets	$1,171,885	$1,185,195
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits	$941,682	$963,229
Advances from Federal Home Loan Bank and other borrowings	73,378	65,558
Subordinated debentures payable to trusts, net of unamortized debt issuance costs	24,660	24,655
Advances by borrowers for taxes and insurance	11,663	14,197
Accrued expenses and other liabilities	12,901	13,579
Total liabilities	1,064,284	1,081,218
Stockholders' equity
Preferred stock, $.01 par value, 500,000 shares authorized, none outstanding	—	—
Series A Junior Participating Preferred Stock, $1.00 stated value, 50,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, 10,000,000 shares authorized, 9,139,947 and 9,137,906 shares issued at December 31, 2015 and June 30, 2015, respectively	91	91
Additional paid-in capital	46,413	46,320
Retained earnings, substantially restricted	93,888	90,145
Accumulated other comprehensive (loss), net of related deferred tax effect	(1,894)	(1,682)
Less cost of treasury stock, 2,083,455 shares at December 31, 2015 and June 30, 2015	(30,897)	(30,897)
Total stockholders' equity	107,601	103,977
Total liabilities and stockholders' equity	$1,171,885	$1,185,195
See accompanying notes to unaudited consolidated financial statements.

HF FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Interest, dividend and loan fee income:
Loans and leases receivable	$9,978	$10,192	$20,063	$19,352
Investment securities and interest-earning deposits	807	1,059	1,553	2,265
	10,785	11,251	21,616	21,617
Interest expense:
Deposits	928	899	1,773	1,815
Advances from Federal Home Loan Bank and other borrowings	371	988	750	2,152
	1,299	1,887	2,523	3,967
Net interest income	9,486	9,364	19,093	17,650
Provision for losses on loans and leases	192	941	370	919
Net interest income after provision for losses on loans and leases	9,294	8,423	18,723	16,731
Noninterest income:
Fees on deposits	1,366	1,550	2,827	3,149
Loan servicing income, net	329	345	664	715
Gain on sale of loans	670	472	1,443	1,019
Earnings on cash value of life insurance	212	208	422	415
Trust income	235	225	449	448
Commission and insurance income	432	367	923	786
Gain (loss) on sale of securities, net	15	(75)	20	(41)
Gain on sale of bank branch	—	—	2,847	—
Loss on disposal of closed-branch fixed assets	—	—	—	(163)
Other	93	33	202	138
	3,352	3,125	9,797	6,466
Noninterest expense:
Compensation and employee benefits	6,119	5,508	12,178	10,759
Occupancy and equipment	1,083	1,008	2,129	2,051
FDIC insurance	148	191	338	406
Check and data processing expense	865	815	1,730	1,648
Professional fees	909	425	1,584	1,065
Marketing and community investment	345	376	619	748
Loss on early extinguishment of debt	—	4,065	—	4,065
Other	1,006	761	1,829	1,428
	10,475	13,149	20,407	22,170
Income before income taxes	2,171	(1,601)	8,113	1,027
Income tax expense (benefit)	693	(733)	2,783	83
Net income (loss)	$1,478	$(868)	$5,330	$944

Basic earnings per common share	$0.21	$(0.12)	$0.76	$0.13
Diluted earnings per common share	0.21	(0.12)	0.75	0.13
Dividend declared per common share	0.11	0.11	0.23	0.23
See accompanying notes to unaudited consolidated financial statements.

HF FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Net income (loss)	$1,478	$(868)	$5,330	$944
Other comprehensive income, net of tax:
Investment securities available for sale:
Change in unrealized gains or losses on other securities	(1,620)	1,236	(556)	956
Reclassification adjustment:
Investment security (gains) losses recognized in earnings	(15)	75	(20)	41
Income tax benefit (expense)	622	(498)	219	(379)
Other comprehensive income (loss) on investment securities available for sale	(1,013)	813	(357)	618
Cash flow hedging activities-interest rate swap contracts:
Net unrealized gains	131	97	220	250
Reclassification adjustment:
Income tax (expense)	(45)	(33)	(75)	(84)
Other comprehensive income on cash flow hedging activities-interest rate swap contracts	86	64	145	166
Total other comprehensive income (loss)	(927)	877	(212)	784
Comprehensive income	$551	$9	$5,118	$1,728
See accompanying notes to unaudited consolidated financial statements.

HF FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

	Six Months Ended
	December 31,
	2015	2014
Cash Flows From Operating Activities
Net income	$5,330	$944
Adjustments to reconcile net income to net cash from operating activities:
Provision for losses on loans and leases	370	919
Depreciation	942	814
Amortization of intangible assets	38	54
Amortization of discounts and premiums on investment securities and other	1,318	3,005
Amortization of stock-based compensation	93	69
Net change in loans held for resale	2,511	(1,834)
(Gain) on sale of loans	(1,443)	(1,019)
Realized (gain) loss on sale of investment securities, net	(20)	41
Loss and provision for losses on foreclosed real estate and other properties, net	39	(8)
Loss on disposal of office properties and equipment, net	6	227
Gain on sale of bank branch	(2,847)	—
Change in other assets and liabilities	(868)	(4,834)
Net cash provided by (used in) operating activities	5,469	(1,622)
Cash Flows From Investing Activities
Net change in loans and leases outstanding	(15,922)	(43,724)
Purchases of investment securities	(26,752)	(6,078)
Proceeds from sales, maturities and repayments of investment securities	31,496	63,188
Purchases of correspondent bank stock	(12,800)	(13,044)
Proceeds from redemption of correspondent bank stock	12,486	11,304
Purchases of office properties and equipment	(2,145)	(1,619)
Proceeds from sale of office properties and equipment	12	505
Net proceeds from sale of bank branch property and other	538	—
Proceeds from sale of bank branch loans	24,333	—
Proceeds from sale of foreclosed real estate and other properties	23	204
Purchases of intangible assets	(239)	—
Net cash provided by investment activities	11,030	10,736
Cash Flows From Financing Activities
Net (decrease) in deposits	(170)	(52,387)
Sale of bank branch deposits	(21,378)	—
Gain on sale of bank branch deposits	2,462	—
Proceeds of advances from Federal Home Loan Bank and other borrowings	803,593	556,045
Payments on advances from Federal Home Loan Bank and other borrowings	(795,773)	(512,559)
Increase in advances by borrowers	(2,509)	(1,248)
Cash dividends paid	(1,587)	(1,587)
Net cash (used in) financing activities	(15,362)	(11,736)
Increase (Decrease) in cash and cash equivalents	1,137	(2,622)
Cash and Cash Equivalents
Beginning	21,476	24,256
Ending	$22,613	$21,634
Supplemental Disclosure of Cash Flows Information
Cash payments for interest	$2,600	$4,123
Cash payments for income and franchise taxes	1,699	1,235
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
The accompanying consolidated balance sheet as of June 30, 2015, which has been derived from audited financial statements, and the unaudited consolidated interim financial statements have been prepared in accordance with GAAP and reflect all adjustments that are, in the opinion of management, necessary for the fair presentation of the financial position and results of operations for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the six months ended December 31, 2015 are not necessarily indicative of the results that may be expected for the year ending June 30, 2016.
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

Management has evaluated subsequent events for potential disclosure or recognition through February 5, 2016, the date of the filing of the consolidated financial statements with the Securities and Exchange Commission.

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

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

NOTE 2—REGULATORY CAPITAL
At December 31, 2015 and June 30, 2015, actual capital levels and minimum required levels were:

					To Be Well
			Minimum Required		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2015
Tier I capital (to average assets)
Bank	$124,890	10.69%	$46,751	4.00%	$58,438	5.00%
Consolidated	129,316	11.05	46,819	4.00	58,524	5.00
Tier I capital (to risk-weighted assets)
Bank	124,890	12.52	59,837	6.00	79,783	8.00
Consolidated	129,316	12.95	59,928	6.00	79,904	8.00
Common equity tier I capital (to risk-weighted assets)
Bank	124,890	12.52	44,878	4.50	64,824	6.50
Consolidated	105,316	10.54	44,946	4.50	64,922	6.50
Risk-based capital (to risk-weighted assets)
Bank	136,395	13.68	79,783	8.00	99,729	10.00
Consolidated	140,821	14.10	79,904	8.00	99,880	10.00

June 30, 2015
Tier I capital (to average assets)
Bank	$121,306	10.39%	$46,713	4.00%	$58,391	5.00%
Consolidated	125,550	10.73	46,811	4.00	58,514	5.00
Tier I capital (to risk-weighted assets)
Bank	121,306	12.16	59,831	6.00	79,774	8.00
Consolidated	125,550	12.58	59,904	6.00	79,872	8.00
Tier I common equity capital (to risk-weighted assets)
Bank	121,306	12.16	44,873	4.50	64,816	6.50
Consolidated	101,550	10.17	44,928	4.50	64,896	6.50
Risk-based capital (to risk-weighted assets)
Bank	132,485	13.29	79,774	8.00	99,718	10.00
Consolidated	136,829	13.70	79,872	8.00	99,840	10.00
The Company was categorized as "well capitalized" at December 31, 2015 and June 30, 2015.

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
The following is a reconciliation of the income available to common shareholders and common stock share amounts used in the calculation of basic and diluted EPS for the periods presented:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Net income (loss)	$1,478	$(868)	$5,330	$944

Basic EPS:
Weighted average number of common shares outstanding	7,055,058	7,054,340	7,054,755	7,054,890
Basic earnings (loss) per common share	$0.21	$(0.12)	$0.76	$0.13

Diluted EPS:
Weighted average number of common shares outstanding	7,055,058	7,054,340	7,054,755	7,054,890
Common share equivalents—Stock Options / Stock Appreciation Rights (SARs) under employee compensation plans/warrant	14,896	4,692	12,548	4,648
Weighted average number of common shares and common share equivalents	7,069,954	7,059,032	7,067,303	7,059,538
Diluted earnings (loss) per common share	$0.21	$(0.12)	$0.75	$0.13

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

NOTE 4—INVESTMENT SECURITIES
The amortized cost and fair value of investment securities classified as available for sale and held to maturity according to management's intent, are as follows:

	December 31, 2015
	Adjusted Carrying Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Investment securities available for sale:
Debt securities:
U.S. government agencies	$11,314	$24	$(8)	$11,330
Municipal bonds	10,745	65	(21)	10,789
	22,059	89	(29)	22,119
Equity securities:
FNMA(1)	—	—	—	—
Federal Ag Mortgage	7	3	—	10
Other investments	353	—	—	353
	360	3	—	363
Agency residential mortgage-backed securities	131,626	259	(1,292)	130,593
Total investment securities available for sale	$154,045	$351	$(1,321)	$153,075

Investment securities held to maturity:
Municipal bonds	$18,276	$500	$(9)	$18,767
Agency residential mortgage-backed securities	1,746	43	—	1,789
Total investment securities held to maturity	$20,022	$543	$(9)	$20,556
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

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

The following tables present the fair value and age of gross unrealized losses by investment category:

	December 31, 2015
	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Investment securities available for sale:
Debt securities:
U.S. government agencies	$4,079	$(8)	$—	$—	$4,079	$(8)
Municipal bonds	$2,828	$(12)	$896	$(9)	$3,724	$(21)
	6,907	(20)	896	(9)	7,803	(29)
Agency residential mortgage-backed securities	64,421	(608)	33,090	(684)	97,511	(1,292)
Total investment securities available for sale	$71,328	$(628)	$33,986	$(693)	$105,314	$(1,321)

Investment securities held to maturity:
Municipal bonds	$1,222	$(9)	$—	$—	$1,222	$(9)
Total investment securities held to maturity	$1,222	$(9)	$—	$—	$1,222	$(9)

	June 30, 2015
	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Investment securities available for sale:
Debt securities:
U.S. government agencies	$10,046	$(27)	$—	$—	$10,046	$(27)
Municipal bonds	4,166	(23)	894	(13)	5,060	(36)
	14,212	(50)	894	(13)	15,106	(63)
Agency residential mortgage-backed securities	24,046	(173)	43,955	(820)	68,001	(993)
Total investment securities available for sale	$38,258	$(223)	$44,849	$(833)	$83,107	$(1,056)

Investment securities held to maturity:
Municipal bonds	$1,972	$(10)	$115	$—	$2,087	$(10)
Total investment securities held to maturity	$1,972	$(10)	$115	$—	$2,087	$(10)
The unrealized losses reported for U.S. government agencies relate to one security issued by the Federal Home Loan Bank ("FHLB"), one security issued by the Federal Farm Credit Bank ("FFCB") and one security issued by the Federal National Mortgage Association ("FNMA"). The unrealized losses are primarily attributable to changes in interest rates and the contractual cash flows of these investments which are guaranteed by an agency of the U.S. government. Management does not believe the unrealized losses at December 31, 2015 represent an other-than-temporary impairment for this investment. The Company does not have the intent to sell this security (has not made a decision to sell) and has assessed that it is not more likely than not that the Company will be required to sell this security before anticipated recovery of fair value.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

The unrealized losses reported for municipal bonds relate to 15 available for sale and four held to maturity municipal general obligation or revenue bonds. The unrealized losses are primarily attributed to changes in credit spreads or market interest rate increases since the securities were originally acquired, rather than due to credit or other causes. Management does not believe any individual unrealized losses as of December 31, 2015, represent an other-than-temporary impairment for these investments. The Company does not have the intent to sell these securities (has not made a decision to sell) and has assessed that it is not more likely than not that the Company will be required to sell these securities before anticipated recovery of fair value.
The unrealized losses reported for agency residential mortgage-backed securities relate to 62 available for sale securities issued by Federal National Mortgage Association ("FNMA"), the Government National Mortgage Association ("GNMA"), or the Federal Home Loan Mortgage Corporation ("FHLMC"). These unrealized losses are primarily attributable to changes in interest rates and the contractual cash flows of those investments which are guaranteed by an agency of the U.S. government. Management does not believe any of these unrealized losses as of December 31, 2015, represent an other-than-temporary impairment for those investments. The Company does not have the intent to sell these securities (has not made a decision to sell) and has assessed that it is not more likely than not that the Company will be required to sell these securities before anticipated recovery of fair value.
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
The amortized cost and fair values of available for sale and held to maturity debt securities as of December 31, 2015, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$870	$875	$115	$115
Due after one year through five years	15,635	15,643	6,202	6,267
Due after five years through ten years	5,261	5,306	10,795	11,154
Due after ten years	293	295	1,164	1,231
	22,059	22,119	18,276	18,767
Agency residential mortgage-backed securities	131,626	130,593	1,746	1,789
	$153,685	$152,712	$20,022	$20,556
Equity securities have been excluded from the maturity table above because they do not have contractual maturities associated with debt securities.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

Proceeds from the sale of securities available for sale for the three months of fiscal 2016 were $2,388 and resulted in gains of $15. Proceeds from the sale of securities available for sale for the three months of fiscal 2015 were $14,891 and resulted in gains of $62 and losses of $137.
Proceeds from the sale of securities available for sale for the first six months of fiscal 2016 were $12,468 and resulted in gains of $99 and losses of $79. Proceeds from the sale of securities available for sale for the first six months of fiscal 2015 were $21,656 and resulted in gains of $96 and losses of $137.
NOTE 5—LOANS AND LEASES RECEIVABLE
Loans and leases receivable by classes within portfolio segments, consist of the following:

	December 31, 2015		June 30, 2015
	Amount	Percent	Amount	Percent
Residential:
One-to four-family	$59,911	6.6%	$55,572	6.1%
Construction	7,336	0.8	6,308	0.7
Commercial:
Commercial business (1)	69,547	7.7	78,493	8.6
Equipment finance leases	101	—	158	—
Commercial real estate:
Commercial real estate	334,600	37.0	325,453	35.6
Multi-family real estate	108,816	12.0	111,354	12.2
Construction	71,629	7.9	48,224	5.3
Agricultural:
Agricultural real estate	85,451	9.4	96,952	10.6
Agricultural business	100,434	11.1	123,988	13.5
Consumer:
Consumer direct	14,477	1.6	14,837	1.6
Consumer home equity	50,734	5.6	50,377	5.5
Consumer overdraft & reserve	2,534	0.3	2,703	0.3
Total loans and leases receivable (2)	$905,570	100.0%	$914,419	100.0%
________________________________________________________

(1)	Includes $1,238 and $1,377 tax exempt leases at December 31, 2015 and June 30, 2015, respectively.

(2)	Exclusive of undisbursed portion of loans in process and net of deferred loan fees and discounts.

The following tables summarize the activity in the allowance for loan and lease losses by portfolio segment for the three months ended:

December 31, 2015
	Residential	Commercial	Commercial Real Estate	Agricultural	Consumer	Total
Balance at beginning of period	$269	$773	$5,197	$3,773	$1,244	$11,256
Charge-offs	—	—	—	(96)	(91)	(187)
Recoveries	—	38	—	125	35	198
Provisions	42	(97)	226	45	(24)	192
Balance at end of period	$311	$714	$5,423	$3,847	$1,164	$11,459

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

December 31, 2014
	Residential	Commercial	Commercial Real Estate	Agricultural	Consumer	Total
Balance at beginning of period	$260	$925	$4,156	$3,569	$1,469	$10,379
Charge-offs	—	—	—	(344)	(89)	(433)
Recoveries	—	10	4	2	30	46
Provisions	12	(62)	311	638	42	941
Balance at end of period	$272	$873	$4,471	$3,865	$1,452	$10,933

The following tables summarize the activity in the allowance for loan and lease losses by portfolio segment for the six months ended:

December 31, 2015
	Residential	Commercial	Commercial Real Estate	Agricultural	Consumer	Total
Balance at beginning of period	$301	$795	$4,761	$4,037	$1,336	$11,230
Charge-offs	—	—	—	(96)	(284)	(380)
Recoveries	—	49	—	125	65	239
Provisions	10	(130)	662	(219)	47	370
Balance at end of period	$311	$714	$5,423	$3,847	$1,164	$11,459

December 31, 2014
	Residential	Commercial	Commercial Real Estate	Agricultural	Consumer	Total
Balance at beginning of period	$283	$932	$3,819	$3,842	$1,626	$10,502
Charge-offs	—	—	—	(344)	(230)	(574)
Recoveries	—	17	4	2	63	86
Provisions	(11)	(76)	648	365	(7)	919
Balance at end of period	$272	$873	$4,471	$3,865	$1,452	$10,933

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

The following tables summarize the related statement balances by portfolio segment:

	December 31, 2015
	Residential	Commercial	Commercial Real Estate	Agricultural	Consumer	Total
Allowance for loan and lease losses:
Individually evaluated for impairment	$27	$7	$68	$—	$142	$244
Collectively evaluated for impairment	284	707	5,355	3,847	1,022	11,215
Total allowance for loan and lease losses	$311	$714	$5,423	$3,847	$1,164	$11,459
Loans and leases receivable:
Individually evaluated for impairment	$143	$1,495	$770	$13,377	$999	$16,784
Collectively evaluated for impairment	67,104	68,153	514,275	172,508	66,746	888,786
Total loans and leases receivable	$67,247	$69,648	$515,045	$185,885	$67,745	$905,570

	June 30, 2015
	Residential	Commercial	Commercial Real Estate	Agricultural	Consumer	Total
Allowance for loan and lease losses:
Individually evaluated for impairment	$32	$7	$4	$—	$236	$279
Collectively evaluated for impairment	269	788	4,757	4,037	1,100	10,951
Total allowance for loan and lease losses	$301	$795	$4,761	$4,037	$1,336	$11,230
Loans and leases receivable:
Individually evaluated for impairment	$148	$2,731	$712	$14,009	$1,192	$18,792
Collectively evaluated for impairment	61,732	75,920	484,319	206,931	66,725	895,627
Total loans and leases receivable	$61,880	$78,651	$485,031	$220,940	$67,917	$914,419

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
The following tables summarize the credit quality indicators used to determine the credit quality by class within the portfolio segments:
Credit risk profile by internally assigned grade—Commercial, Commercial real estate and Agricultural portfolio segments

	December 31, 2015				June 30, 2015
	Pass	Special Mention	Substandard	Doubtful	Pass	Special Mention	Substandard	Doubtful
Commercial:
Commercial business	$67,188	$39	$2,320	$—	$74,660	$1,047	$2,795	$—
Equip. finance leases	101	—	—	—	158	—	—	—
Commercial real estate:
Commercial real estate	331,157	—	3,478	—	316,790	4,277	4,386	—
Multi-family real estate	101,820	5,898	1,098	—	110,239	—	1,115	—
Construction	71,629	—	—	—	48,224	—	—	—
Agricultural:
Agricultural real estate	76,352	302	8,802	—	89,772	595	6,599	—
Agricultural business	95,696	646	4,732	—	118,937	912	4,303	—
	$743,943	$6,885	$20,430	$—	$758,780	$6,831	$19,198	$—

Credit risk profile based on payment activity—Residential and Consumer portfolio segments

	December 31, 2015		June 30, 2015
	Performing	Nonperforming	Performing	Nonperforming
Residential:
One-to four- family	$59,803	$108	$55,460	$112
Construction	7,336	—	6,308	—
Consumer:
Consumer direct	14,447	30	14,792	45
Consumer home equity	50,527	207	50,140	237
Consumer OD & reserves	2,534	—	2,703	—
	$134,647	$345	$129,403	$394

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

The following table summarizes the aging of the past due financing receivables by classes within the portfolio segments and related accruing and nonaccruing balances:

December 31, 2015	Accruing and Nonaccruing Loans					Nonperforming Loans
	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 89 Days	Total Past Due	Current(2)	Recorded Investment >90 Days and Accruing(1)	Nonaccrual Balance	Total
Residential:
One-to four-family	$—	$—	$—	$—	$59,911	$—	$108	$108
Construction	—	—	—	—	7,336	—	—	—
Commercial:
Commercial business	—	476	3	479	69,068	—	1,495	1,495
Equipment finance leases	—	—	—	—	101	—	—	—
Commercial real estate:
Commercial real estate	—	—	247	247	334,353	—	522	522
Multi-family real estate	—	—	—	—	108,816	—	—	—
Construction	—	—	—	—	71,629	—	—	—
Agricultural:
Agricultural real estate	—	—	767	767	84,684	—	3,900	3,900
Agricultural business	—	—	772	772	99,662	—	4,626	4,626
Consumer:
Consumer direct	37	40	156	233	14,244	—	30	30
Consumer home equity	—	—	—	—	50,734	—	207	207
Consumer OD & reserve	4	—	—	4	2,530	—	—	—
Total	$41	$516	$1,945	$2,502	$903,068	$—	$10,888	$10,888
_____________________________________

(1)	Loans accruing and delinquent greater than 90 days have either government guarantees or acceptable loan-to-value ratios.

(2)	Net of deferred loan fees and discounts and exclusive of undisbursed portion of loans in process.

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

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

At December 31, 2015, the Company had identified $16,784 of loans as impaired which includes performing troubled debt restructurings. A loan is identified as impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement and thus are placed on non-accrual status. Interest income on impaired loans is recognized on a cash basis. The average carrying amount is calculated for each quarter by using the daily average balance, which is then averaged with the other quarters' averages to determine an annual average balance.
The following table summarizes impaired loans by class of loans and the specific valuation allowance:

	December 31, 2015			June 30, 2015
	Recorded Investment	Unpaid Principal Balance(1)	Related Allowance	Recorded Investment	Unpaid Principal Balance(1)	Related Allowance
With no related allowance recorded:
Commercial business	$1,345	$1,345	$—	$2,571	$2,571	$—
Commercial real estate	622	622	—	689	689	—
Agricultural real estate	7,598	7,598	—	7,633	7,633	—
Agricultural business	5,779	5,779	—	6,376	6,376	—
Consumer direct	6	6	—	9	24	—
Consumer home equity	546	546	—	580	580	—
	15,896	15,896	—	17,858	17,873	—
With an allowance recorded:
One-to four-family	143	143	27	148	148	32
Commercial business	150	150	7	160	160	7
Commercial real estate	148	148	68	23	23	4
Consumer direct	24	24	24	36	36	36
Consumer home equity	423	438	118	567	567	200
	888	903	244	934	934	279
Total:
One-to four-family	143	143	27	148	148	32
Commercial business	1,495	1,495	7	2,731	2,731	7
Commercial real estate	770	770	68	712	712	4
Agricultural real estate	7,598	7,598	—	7,633	7,633	—
Agricultural business	5,779	5,779	—	6,376	6,376	—
Consumer direct	30	30	24	45	60	36
Consumer home equity	969	984	118	1,147	1,147	200
	$16,784	$16,799	$244	$18,792	$18,807	$279
_____________________________________

(1)	Represents the borrower's loan obligation, gross of any previously charged-off amounts.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

The following tables summarize the Company's average recorded investment in impaired loans by class of loans and the related interest income recognized for the periods indicated:

	Three Months Ended December 31,
	2015		2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
One-to four-family	$146	$—	$156	$1
Commercial business	1,683	—	3,538	16
Commercial real estate	762	3	617	1
Multi-family real estate	—	—	6,190	—
Agricultural real estate	7,560	54	7,948	45
Agricultural business	5,858	8	4,490	—
Consumer direct	32	—	72	—
Consumer home equity	985	13	1,587	16
	$17,026	$78	$24,598	$79

	Six Months Ended December 31,
	2015		2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
One-to four-family	$146	$1	$158	$1
Commercial business	2,032	—	3,766	29
Commercial real estate	745	6	747	1
Multi-family real estate	—	—	6,225	70
Agricultural real estate	7,584	57	8,947	91
Agricultural business	6,031	14	4,259	—
Consumer direct	36	—	67	—
Consumer home equity	1,039	27	1,647	31
	$17,613	$105	$25,816	$223
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
Loans and leases that are considered troubled debt restructurings are factored into the determination of the allowance for loan and lease losses through impaired loan analysis and any subsequent allocation of specific valuation allowance, if applicable. The Company measures impairment on an individual loan and the extent to which a specific valuation allowance is necessary by comparing the loan's outstanding balance to either the fair value of the collateral, less the estimated cost to sell or the present value of expected cash flows, discounted at the loan's effective interest rate. During fiscal 2016, new TDRs consisted of two agricultural loans and four consumer loans. Of these new TDRs, one was evaluated for impairment based on collateral adequacy.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

The following is a summary of the Company's performing troubled debt restructurings which are in-compliance with their modified terms:

December 31, 2015	Number of Contracts(1)	Pre-Modification Recorded Balance	Post-Modification Outstanding Recorded Balance(1)
Residential	2	$143	$143
Commercial business	5	1,426	1,426
Commercial real estate	3	374	374
Agricultural	10	8,830	8,830
Consumer	30	945	930
	50	$11,718	$11,703

June 30, 2015	Number of Contracts(2)	Pre-Modification Recorded Balance	Post-Modification Outstanding Recorded Balance(2)
Residential	2	$148	$148
Commercial business	5	2,234	2,234
Commercial real estate	5	712	712
Agricultural	8	8,045	8,045
Consumer	39	1,142	1,127
	59	$12,281	$12,266
_____________________________________

(1)	Includes 19 customers, which are in compliance with their restructured terms, that are not accruing interest and have a recorded investment balance of $9,560.

(2)	Includes 18 customers, which are in compliance with their restructured terms, that are not accruing interest and have a recorded investment balance of $9,499.
Excluded from above, at December 31, 2015, the Company had one residential loan with a recorded balance of $108 that was originally restructured in fiscal 2015. The residential loan is not in compliance with its restructured terms and is in nonaccrual status due to bankruptcy. At June 30, 2015, the Company had no TDRs that were not in compliance with their stated terms in the agreements. Loans can retain their accrual status at the time of their modification if the restructuring is not a result of terminated loan payments. For nonaccruing loans, a minimum of six months of performance related to the restructured terms are required before a loan is returned to accruing status.
New TDRs initially classified as a TDR during the six months ended December 31, were as follows:

	2015			2014
	Number of Contracts	Pre-Modification Recorded Balance	Post-Modification Outstanding Recorded Balance	Number of Contracts	Pre-Modification Recorded Balance	Post-Modification Outstanding Recorded Balance
Commercial business	—	$—	$—	1	$11	$11
Agricultural	2	1,496	1,496	—	—	—
Consumer	4	200	200	15	425	425
	6	$1,696	$1,696	16	$436	$436
Six TDRs were added during the first six months of fiscal 2016. Of these, four were negotiated to extend a loan maturity without reducing the interest rate below market rate and two were due to bankruptcy. None of the new TDRs defaulted during the first six months of fiscal 2016. 16 TDRs were added during the first six months of fiscal 2015 of which 13 were negotiated

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

to extend a loan maturity without reducing the interest rate below market rate and three were due to bankruptcy. No TDRs defaulted during the first six months of fiscal 2015.
NOTE 6—LOAN SERVICING
Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Mortgage servicing rights, beginning	$10,457	$11,060	$10,584	$11,218
Additions	236	206	483	431
Amortization (1)	(372)	(390)	(746)	(773)
Mortgage servicing rights, ending	$10,321	$10,876	$10,321	$10,876

Servicing fees received	$701	$735	$1,410	$1,488
Balance of loans serviced at:
Beginning of period	960,654	1,028,274	974,893	1,048,671
End of period	947,410	1,014,468	947,410	1,014,468
___________________________________

(1)	Changes to carrying amounts are reported net of loan servicing income on the statements of income for the periods presented.
Amortization of servicing rights is adjusted each quarter based upon analysis of portfolio attributes and factors, including an evaluation of historical prepayment activity and prospective industry consensus rates.  For the quarters ended December 31, 2015 and 2014, the constant prepayment rates (CPR) used to calculate the amortization were 9.7% and 9.1%, respectively.  For valuation purposes, management utilized a discount rate of 10.2% and 10.5% at December 31, 2015 and 2014, respectively.  Prepayment speeds utilized at December 31, 2015 and 2014 were 8.9% and 9.4%, respectively, which are used in the calculation of the amortization expense for the subsequent quarter.  Prepayment speeds are analyzed and adjusted each quarter. Based on the Company's analysis of MSRs, no valuation reserve was recorded for temporary impairment at December 31, 2015 and 2014.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

NOTE 7—GOODWILL AND INTANGIBLE ASSETS, NET
The components of goodwill and intangible assets, net, are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Goodwill(1)	$4,366	$4,366	$4,366	$4,366

Amortizable intangible assets
Customer base(3)	$670	$479	$670	$479
Covenant not to compete(4)	167	119	167	119
Total amortizable intangible assets	837	598	837	598

Accumulated amortization, beginning	239	161	227	134
Amortization expense	26	27	38	54
Accumulated amortization, ending	265	188	265	188

Amortizable intangible assets, net(2)	$572	$410	$572	$410

Goodwill and intangible assets, net	$4,938	$4,776	$4,938	$4,776
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

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

The following tables summarize segment reporting information:

	Three Months Ended December 31,
	2015			2014
	Banking	Other	Total	Banking	Other	Total
Net interest income	$9,768	$(282)	$9,486	$9,661	$(297)	$9,364
(Provision) for losses on loans and leases	(192)	—	(192)	(941)	—	(941)
Noninterest income	2,931	421	3,352	2,757	368	3,125
Intersegment noninterest income	79	(74)	5	75	(72)	3
Noninterest expense	(9,239)	(1,236)	(10,475)	(12,470)	(679)	(13,149)
Intersegment noninterest expense	—	(5)	(5)	—	(3)	(3)
Income (loss) before income taxes	$3,347	$(1,176)	$2,171	$(918)	$(683)	$(1,601)
Total assets at December 31(1)(2)	$1,169,353	$2,532	$1,171,885	$1,260,578	$2,435	$1,263,013
_______________________________________________

(1)	Included in total assets were goodwill and intangible assets, net totaling $4,366 and $572 for the banking segment and other segment, respectively, at December 31, 2015.
(2) Included in total assets were goodwill and intangible assets, net totaling $4,366 and $410 for the banking segment and other segment, respectively, at December 31, 2014.

	Six Months Ended December 31,
	2015			2014
	Banking	Other	Total	Banking	Other	Total
Net interest income	$19,670	$(577)	$19,093	$18,258	$(608)	$17,650
(Provision) for losses on loans and leases	(370)	—	(370)	(919)	—	(919)
Noninterest income	8,886	911	9,797	5,679	787	6,466
Intersegment noninterest income	158	(148)	10	152	(145)	7
Noninterest expense	(18,363)	(2,044)	(20,407)	(20,817)	(1,353)	(22,170)
Intersegment noninterest expense	—	(10)	(10)	—	(7)	(7)
Income (loss) before income taxes	$9,981	$(1,868)	$8,113	$2,353	$(1,326)	$1,027
Total assets at December 31(1)(2)	$1,169,353	$2,532	$1,171,885	$1,260,578	$2,435	$1,263,013
________________________________________________

(1)	Included in total assets were goodwill and intangible assets, net totaling $4,366 and $572 for the banking segment and other segment, respectively, at December 31, 2015.
(2) Included in total assets were goodwill and intangible assets, net totaling $4,366 and $410 for the banking segment and other segment, respectively, at December 31, 2014.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

NOTE 9—DEFINED BENEFIT PLAN
The Company has a noncontributory (cash balance) defined benefit pension plan covering employees of the Company and its wholly-owned subsidiaries. Effective July 1, 2015, the Company froze the plan which eliminates future contributions for qualified individuals. The plan has not been terminated, so the plan continues to exist with related benefit obligations and plan assets for those vested within the plan.
The information relative to the components of net periodic benefit cost for the Company’s defined benefit plan is presented below.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Net periodic benefit cost
Service cost	$12	$170	$25	$340
Interest cost	163	186	326	372
Expected return on plan assets	(143)	(155)	(287)	(310)
Amortization of prior losses	21	32	42	63
Net periodic benefit cost	$53	$233	$106	$465

The Company previously disclosed in its consolidated financial statements for fiscal 2015, which are included in Part II, Item 8 “Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K, that due to the freezing of the plan, the Company does not anticipate funding any contributions for fiscal 2016.
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
The following table is a summary of net healthcare costs by quarter:

	Fiscal Years Ended
	June 30,
	2016	2015
Quarter ended September 30	$588	$309
Quarter ended December 31	515	430
Quarter ended March 31	—	420
Quarter ended June 30	—	619
Net healthcare costs	$1,103	$1,778

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

NOTE 11—STOCK-BASED COMPENSATION PLANS
The fair value of each incentive stock option and each stock appreciation right grant is estimated at the grant date using the Black-Scholes option-pricing model.  There were no stock options or stock appreciation rights (SARs) granted in the six months ended December 31, 2015 and 2014.
Stock appreciation rights activity for the six months ended December 31, 2015, was as follows:

	SARs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Beginning Balance	72,348	$13.50
Granted	—	—
Forfeited	(1,715)	12.48
Exercised	(7,461)	14.05
Ending Balance	63,172	$13.46	3.2	$343
Vested and exercisable at December 31	63,172	$13.46	3.2	$343
There were 7,461 SARs exercised during the six months ended December 31, 2015 which resulted in $40 intrinsic value of SARs exercised and is included in compensation and employee benefit expense on the income statement. There were no SARs exercised during the six months ended December 31, 2014. There was no unrecognized compensation cost related to nonvested SARs awards at December 31, 2015.
Nonvested share activity for the six months ended December 31, was as follows:

	2015		2014
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested Balance, beginning	88	$8.48	11,694	$11.99
Granted	—	—	—	—
Vested	(88)	8.48	(1,088)	9.79
Forfeited	—	—	(1,334)	12.25
Nonvested Balance, ending	—	$—	9,272	$12.21
Pretax compensation expense recognized for nonvested shares for the six months ended December 31, 2015 and 2014, was $53 and $66, respectively. The tax benefit for the six months ended December 31, 2015 and 2014 was $20 and $25, respectively. As of December 31, 2015, there was no remaining unrecognized compensation cost related to nonvested shares granted under the Plan. The total fair value of shares vested during the six months ended December 31, 2015 and 2014 was $1 and $15, respectively.
The 2002 Option Plan expired effective September 20, 2012. No plan was in effect at December 31, 2015 for the purpose of issuing new shares. The Company's stock option and incentive plans are described more fully in Part II, Item 8 “Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015, under Note 17 of “Notes to Consolidated Financial Statements.”

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

NOTE 12—ADVANCES FROM FEDERAL HOME LOAN BANK AND OTHER BORROWINGS
Advances from the Federal Home Loan Bank of Des Moines ("FHLB") and other borrowings are summarized as follows:

	December 31, 2015		June 30, 2015
	Amount	Rate (1)	Amount	Rate (1)
Overnight federal funds purchased	$63,178	0.34%	$20,336	0.29%
Fixed-rate advances (with rates ranging from 0.34% to 1.18% at December 31, 2015 and 0.24% to 1.18% at June 30, 2015)	10,000	1.17	45,000	0.45
Other borrowings	200	—	222	—
	$73,378	0.45%	$65,558	0.40%

(1)	Rate is the specified interest rate for the obligation or the weighted average rate if more than one obligation exists or as represented in the total.
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
Subordinated debentures payable to trusts, net of unamortized debt issuance are summarized as follows:

	December 31, 2015	June 30, 2015

Principal amount	$24,837	$24,837
Less unamortized debt issuance costs	177	182
Subordinated debentures payable to trusts, net of unamortized debt issuance costs	$24,660	$24,655
The details of the outstanding subordinated debentures at December 31, 2015 and their related unamortized debt issuance costs are as follows:

		Unamortized Debt
Junior subordinated debentures payable to nonconsolidated trusts	Principal	Issuance Costs

Trust III, Variable rate of 3.35% plus 3 month LIBOR	$5,155	$84
Trust IV, Variable rate of 3.10% plus 3 month LIBOR	7,217	93
Trust V, Variable rate of 1.83% plus 3 month LIBOR	10,310	—
Trust VI, Variable rate of 1.65% plus 3 month LIBOR	2,155	—
Total	$24,837	$177

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
The Company has an outstanding interest rate swap agreement with a notional amount of $10,000 to convert one variable-rate trust preferred security into a fixed-rate instrument. The agreement has a maturity of 0.9 years and has a fixed rate of 5.68%. The fair value of the derivative was an unrealized loss of $312 at December 31, 2015 and of the derivatives was an unrealized loss of $702 at December 31, 2014. The Company pledged $424 in cash under collateral arrangements as of December 31, 2015, to satisfy collateral requirements associated with this interest rate swap contract.
The Company has borrower interest rate swap agreements with notional amounts totaling $29,008 to facilitate customer transactions and meet the borrower's financing needs. These swaps qualify as derivatives, but consist of two different types of instruments. The back-to-back loan swaps are not designated as hedging instruments, while the one-way loan swaps are classified as fair value hedging instruments. The loan interest rate swap derivatives had no impact on the consolidated statements of income for the first six months ended December 31, 2015 and 2014. Any amounts due to the Company are expected to be collected from the borrowers. Credit risk exists if the borrower's collateral or financial condition indicates that the underlying collateral or financial condition of the borrower makes it probable that amounts due will be uncollectible. Management monitors this credit exposure on a quarterly basis.
No deferred net losses on interest rate swaps in other comprehensive loss as of December 31, 2015, are expected to be reclassified into net income during the current fiscal year. See Note 15 "Accumulated Other Comprehensive Loss" for amounts reported as other comprehensive loss.
The following table summarizes the derivative financial instruments utilized as of December 31, 2015:

			Estimated Fair Value
	Balance Sheet Location	Notional Amount	Gain	Loss
Non-designated derivatives	Other assets	$5,499	$560	$—
Fair value hedge	Loans and leases receivable	18,010	28	(523)
Cash flow hedge	Accrued expenses and other liabilities	10,000	—	(312)
Non-designated derivatives	Accrued expenses and other liabilities	5,499	—	(560)
		$39,008	$588	$(1,395)
The following table summarizes the derivative financial instruments utilized as of June 30, 2015:

			Estimated Fair Value
	Balance Sheet Location	Notional Amount	Gain	Loss
Non-designated derivatives	Other assets	$6,990	$632	$—
Fair value hedge	Loans and leases receivable	18,408	55	(398)
Cash flow hedge	Accrued expenses and other liabilities	13,000	—	(532)
Non-designated derivatives	Accrued expenses and other liabilities	6,990	—	(632)
		$45,388	$687	$(1,562)
The following table details the derivative financial instruments, the average remaining maturities and the weighted-average interest rates being paid and received as of December 31, 2015:

	Notional Value	Average Maturity (years)	Estimated Fair Value Gain (Loss)	Receive	Pay
Liability conversion swaps	$10,000	0.9	$(312)	2.24%	5.68%
Loan interest rate swaps	29,008	6.3	(495)	2.13	4.46
	$39,008		$(807)

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

There were no gains or losses included in the income statement for the periods ended December 31, 2015 or 2014.

NOTE 15—ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of other comprehensive loss balances as of the respective dates were:

	December 31,	June 30,
	2015	2015
Unrealized (loss) on securities available for sale net of related tax effect of $369 and $150	$(601)	$(244)
Unrealized (loss) on defined benefit plan net of related tax effect of $666 and $666	(1,087)	(1,087)
Unrealized (loss) on cash flow hedging activities net of related tax effect of $106 and $181	(206)	(351)
	$(1,894)	$(1,682)
The following tables summarize the components of other comprehensive (loss) balances at December 31, 2015 and 2014, changes and reclassifications out of accumulated other comprehensive (loss) during the three months ended December 31, 2015 and 2014. The amounts reclassified from accumulated other comprehensive income for the investment securities available for sale are included in net gain or loss on sale of investment securities on the consolidated statements of income, while the amounts reclassified from cash flow hedging activities are a component of other noninterest income on the consolidated statements of income.

	Investment Securities Available for Sale	Defined Benefit Plan	Cash Flow Hedging Activities	Accumulated Other Comprehensive Loss
Balance October 1, 2015	$412	$(1,087)	$(292)	$(967)
Other comprehensive income before reclassifications	(1,620)	—	131	(1,489)
Amounts reclassified from accumulated other comprehensive loss	(15)	—	—	(15)
Income tax benefit (expense)	622	—	(45)	577
Balance December 31, 2015	$(601)	$(1,087)	$(206)	$(1,894)

	Investment Securities Available for Sale	Defined Benefit Plan	Cash Flow Hedging Activities	Accumulated Other Comprehensive Loss
Balance October 1, 2014	$(1,618)	$(1,402)	$(527)	$(3,547)
Other comprehensive income before reclassifications	1,236	—	97	1,333
Amounts reclassified from accumulated other comprehensive loss	75	—	—	75
Income tax (expense)	(498)	—	(33)	(531)
Balance December 31, 2014	$(805)	$(1,402)	$(463)	$(2,670)

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

The following tables summarize the components of other comprehensive income (loss) balances at December 31, 2015 and 2014, changes and reclassifications out of accumulated other comprehensive income (loss) during the six months ended December 31, 2015 and 2014. The amounts reclassified from accumulated other comprehensive income for the investment securities available for sale are included in net gain or loss on sale of investment securities on the consolidated statements of income, while the amounts reclassified from cash flow hedging activities are a component of other noninterest income on the consolidated statements of income.

	Investment Securities Available for Sale	Defined Benefit Plan	Cash Flow Hedging Activities	Accumulated Other Comprehensive Loss
Balance July 1, 2015	$(244)	$(1,087)	$(351)	$(1,682)
Other comprehensive income before reclassifications	(556)	—	220	(336)
Amounts reclassified from accumulated other comprehensive loss	(20)	—	—	(20)
Income tax benefit (expense)	219	—	(75)	144
Balance December 31, 2015	$(601)	$(1,087)	$(206)	$(1,894)

	Investment Securities Available for Sale	Defined Benefit Plan	Cash Flow Hedging Activities	Accumulated Other Comprehensive Loss
Balance July 1, 2014	$(1,423)	$(1,402)	$(629)	$(3,454)
Other comprehensive income before reclassifications	956	—	250	1,206
Amounts reclassified from accumulated other comprehensive loss	41	—	—	41
Income tax (expense)	(379)	—	(84)	(463)
Balance December 31, 2015	$(805)	$(1,402)	$(463)	$(2,670)

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
Estimated fair values of the Company's financial instruments are as follows:

December 31, 2015		Fair Value Measurements
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$22,613	$22,613	$22,613	$—	$—
Investment securities	173,097	173,631	10	173,621	—
Correspondent bank stock	4,491	4,491	—	4,491	—
Loans held for sale	7,970	7,970	—	7,970	—
Net loans and leases receivable	894,111	894,649	—	11,225	883,424
Accrued interest receivable	6,258	6,258	—	6,258	—
Servicing rights, net	10,321	10,864	—	—	10,864
Interest rate swap contracts	560	560	—	560	—
Financial liabilities
Deposits	941,682	940,483	—	—	940,483
Interest rate swap contracts	872	872	—	872	—
Borrowed funds	73,378	73,325	—	73,325	—
Subordinated debentures payable to trusts	24,660	24,055	—	—	24,055
Accrued interest payable and advances by borrowers for taxes and insurance	12,587	12,587	—	12,587	—

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

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

The table below presents the Company's balances of financial instruments measured at fair value on a recurring basis by level within the hierarchy at December 31, 2015:

	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total at Fair Value
Securities available for sale
Debt securities:
U.S. government agencies	$—	$11,330	$—	$11,330
Municipal bonds	—	10,789	—	10,789
Equity securities:
Federal Ag Mortgage	10	—	—	10
Other investments	—	353	—	353
Agency residential mortgage-backed securities	—	130,593	—	130,593
Securities available for sale	10	153,065	—	153,075
Loans and leases receivable	—	(495)	445	(50)
Interest rate swap contracts	—	588	—	588
Total assets	$10	$153,158	$445	$153,613

Interest rate swaps contracts	$—	$1,395	$—	$1,395
Total liabilities	$—	$1,395	$—	$1,395

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

	Three Months Ended		Six Months Ended
Net loans and leases receivable	December 31,		December 31,
	2015	2014	2015	2014
Beginning balance	$290	$177	$291	$—
Loans repurchased	159	130	159	320
Loan principle repayments	(1)	—	(3)	—
Total realized gains (losses)	(3)	(13)	(2)	(26)
Ending Balance	$445	$294	$445	$294
The table below presents the Company's balances of financial instruments measured at fair value on a nonrecurring basis by level within the hierarchy at December 31, 2015:

	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fiscal 2016 Incurred (Gains)
Impaired loans	$—	$11,225	$5,315	$(4)
Mortgage servicing rights	—	—	10,864	—

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

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of December 31, 2015, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Averages)
Impaired loans	$5,315	Discounted cash flow	Discount rate	5.0% - 8.0% (6.3%)
			Principal loss probability	0.0% - 19.5% (6.1%)

		Collateral valuation	Discount from appraised value	0.0% - 64.9% (20.9%)
			Costs to sell	0.0% - 16.4% (8.3%)

Servicing rights, net	10,864	Discounted cash flow	Constant prepayment rate	8.9%
			Discount rate	10.2%
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

Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

•
the pendency of the proposed merger (the “Merger”) with Great Western Bancorp, Inc. (“Great Western”) pursuant to the agreement and plan of merger (the “Merger Agreement”) between the Company and Great Western dated November 30, 2015 and the related diversion of our management’s attention;

•	the business uncertainties and contractual restrictions while the Merger is pending;

•	the possibility that the Merger Agreement is terminated or that the Merger does not close;

•	the lawsuit that has been filed challenging the Merger and the potential for further lawsuits challenging the Merger;

•	adverse economic and market conditions of the financial services industry in general, including, without limitation, the credit markets;

•	the effect of recent legislation to help stabilize the financial markets;

•	increase of non-performing loans and additional provisions for loan losses;

•	the failure of assumptions underlying the establishment of reserves for loan losses and other estimates;

•	the failure to maintain our reputation in our market area;

•	prevailing economic, political and business conditions in South Dakota, Minnesota and North Dakota;

•	the effects of competition from a wide variety of local, regional, national and other providers of financial services;

•	compliance with existing and future banking laws and regulations, including, without limitation, regulatory capital requirements and FDIC insurance coverages and costs;

•	changes in the availability and cost of credit and capital in the financial markets;

•	the effects of FDIC deposit insurance premiums and assessments;

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
Executive Summary
The Company's net income for the first six months of fiscal 2016 was $5.3 million, or $0.76 in basic and $0.75 in diluted earnings per common share, compared to $944,000, or $0.13 in basic and diluted earnings per common share, for the first six months of fiscal 2015. This resulted in a return on average equity (i.e., net income divided by average equity) of 9.93% and 1.83%, respectively, in the year-over-year comparison, while the return on average assets (i.e., net income divided by average assets) was 0.90% and 0.15%, respectively.
Core diluted earnings per share, a non-GAAP measure, was $0.56 compared to $0.51 for the six months ended December 2015 and 2014, respectively. This financial measure is adjusted from GAAP net income and diluted earnings per share for the effects of the net gains or losses on investment security sales, charges incurred from prepayment of borrowings, net gains or losses on sale of bank branches, net gains or losses on sales of real property, merger related costs, and effects of branch closure costs. See “Reconciliation of GAAP Earnings and Core Earnings” for a reconciliation of this non-GAAP financial measure and for further discussion as to the reasons we believe this non-GAAP financial measure is useful.
During the first quarter of the 2016 fiscal year, the Bank sold its branch office in Pierre, SD with approximately $21.4 million in deposits, for a $2.8 million pre-tax net gain. Included in the sale were $24.2 million of loan receivables.
On November 30, 2015, HFFC announced its entry into the Merger Agreement with Great Western. Under the terms of the Merger Agreement, 75% of HFFC’s common stock will be converted into Great Western common stock and the remaining 25% will be exchanged for cash. HFFC stockholders will have the option to elect to receive either 0.650 shares of Great Western common stock or $19.50 in cash for each HFFC common share, subject to proration to ensure that, in the aggregate, 75% of HFFC shares will be converted into stock. The Merger has been unanimously approved by the Board of Directors of both Great Western and HFFC and is expected to close in the second quarter of calendar 2016, subject to certain conditions, including the approval by HFFC’s stockholders and customary regulatory approvals.
Net interest income for the first six months of fiscal 2016 was $19.1 million, an increase of $1.4 million, or 8.2%, compared to the same period a year ago.  For the comparative periods, average interest-earning assets and average interest-bearing liabilities decreased 7.6% and 9.6%, respectively. The average yield on interest-earning assets increased to 3.92% for the first six months of fiscal 2016, compared to 3.61% a year ago, an increase of 31 basis points, due primarily to the 9.9% growth in average loan balances of $82.4 million, and a decrease by 49.1%, or $170.2 million in the average balances of lower-yielding investment securities. This was complemented by a 24 basis point decrease in the average rates paid on interest-bearing liabilities stemming from a reduction in rates paid and average balances for FHLB advances. The improved mix of earning assets, which featured over 83% of assets in higher-earning loan assets, and the repayment of higher-rate term borrowings in December 2014, contributed to the majority of the overall improvement in net interest margin of 52 basis points when comparing the first six months of fiscal 2016 with the same period of the prior year. For the six months ended December 31, 2015, cost of deposits, which include all interest-bearing and noninterest-bearing deposits, remained unchanged at 0.38%, when compared to the prior fiscal year.
The net interest margin expressed on a fully taxable equivalent basis (“Net Interest Margin, TE”) for the six months ended December 31, 2015 was 3.53%, which is an increase of 52 basis points from the same period of the prior fiscal year. Net Interest Margin, TE is a non-GAAP financial measure.  See “Analysis of Net Interest Income” for a calculation of this non-GAAP financial measure and for further discussion as to the reasons we believe this non-GAAP financial measure is useful. Net interest income attributable to the improvement in the mix of earning assets and the decrease in balances of interest-bearing liabilities amounted to a net increase of $1.5 million in net interest margin for the six month period when compared to the same period of the prior year. Also, changes due to rates amounted to a net $47,000 decrease in the net interest margin. The combined effects of volume and rate changes resulted in an overall net interest income increase of $1.4 million for the six months ended December 31, 2015 when compared to the same period of the prior year.
Average loans and leases receivable balances increased by $82.4 million, when compared to the same period of the prior year, and were funded by a reduction in average investment securities of $170.2 million. This decrease in investment securities also supported a net decrease in interest-bearing liabilities of $93.4 million. Average balances of interest-bearing deposits decreased $20.3 million for the year-over-year comparison, while FHLB advances and other borrowings decreased by $72.9 million, which resulted in a mix of liabilities that lessened the average rates paid on the interest-bearing liabilities compared to the same period of the prior fiscal year.
Total loans decreased by $8.8 million during the first six months of fiscal 2016 to $905.6 million at December 31, 2015, compared to $914.4 million at June 30, 2015, primarily due to the sale of $24.2 million of loans associated with the branch sale in July 2015 and partially offset by net increases in loan balances during the first six months of fiscal 2016. When compared to the December 31, 2014 balance of $855.1 million, loans have increased by $50.4 million. During this time-frame, commercial real estate balances have increased by $91.3 million and single family loans increased by $17.5 million, which were the primary components of the increase. For the six months of fiscal 2016, commercial real estate loans have increased by $30.0 million, while business and agricultural loans decreased by $9.0 million and $35.1 million, respectively. Management believes the overall increase in average loan balances was attributable to a gradual improvement in general economic conditions, resulting in the willingness of borrowers to consider incurring more debt to support growth in their businesses, while also acknowledging that we continue to operate in uncertain national economic and fiscal conditions. Management believes that the operating environment has resulted in increased competition among financial institutions for loan demand from credit-worthy borrowers.
The allowance for loan and lease losses increased by $229,000 to $11.5 million at December 31, 2015, compared to June 30, 2015.  The ratio of allowance for loan and lease losses to total loans and leases was 1.27% compared to 1.23% at June 30, 2015. The overall loan balances decreased by $8.8 million during the first six months of fiscal 2016, while nonperforming loans decreased by $2.2 million to $10.9 million. The amount of classified assets increased to $22.4 million at December 31, 2015 as compared to $22.0 million at June 30, 2015, which contributed in part to the increase in the allowance. The Company continues to pro-actively manage its problem assets through procedural guidance and dedicated personnel to create an environment of early detection and resolution of assets in this segment. This has been supported by improved conditions in the regional commercial and agricultural markets, including livestock and dairy operations. The provision for loan and lease losses, which results from adjusting the allowance for loan and lease losses to the estimated amount needed to reserve for the loan and lease portfolio, was $370,000 for the first six months of fiscal 2016. Total nonperforming assets at December 31, 2015 were $11.1 million as compared to $13.3 million at June 30, 2015.  The ratio of nonperforming assets to total assets decreased to 0.95% at December 31, 2015, compared to 1.12% at June 30, 2015.  Net charge-offs for the six month period ended December 31, 2015 were $141,000 and represent 0.03% of average loans and leases for the period annualized. The allowance recorded in accordance with ASC 450 increased by $264,000 due to adjustments based on management's assessment of the allowance using historical charge-off activity and environmental factor information and applied to applicable loan balances. The allowance recorded in accordance with ASC 310 on identified impaired loans decreased by $35,000 to $244,000 at December 31, 2015, and consisted primarily of consumer loans. All identified impaired loans are reviewed to assess the borrower's ability to make payments under the terms of the loan and/or a shortfall in collateral value that would result in charging off the loan or the portion of the loan that was impaired.
 Foreclosed real estate and other properties totaled $229,000 at December 31, 2015, compared to $157,000 at June 30, 2015, or an increase of $72,000. The balance at December 31, 2015 consisted primarily of consumer loans secured by real estate. Overall, foreclosed property assets and the related costs have continued to be minimal when compared to the overall loan portfolio.
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

 Total deposits at December 31, 2015 were $941.7 million, a decrease of $21.5 million from June 30, 2015. This decrease was primarily due to a decrease of $14.3 million from public fund deposits and a decrease in out-of-market certificates of deposits of $16.7 million. These decreases were partially offset by an increase of $9.4 million from in-market, non-public fund customer deposits. The Pierre branch sale in July 2015 included $21.4 million of deposits which were primarily in-market non-public fund deposits. Public funds have seasonal fluctuations due to semiannual tax collection and subsequent disbursement to entities. Interest rates on deposits remained unchanged at an average rate paid of 0.45% on interest-bearing deposits for the six month period ended December 31, 2015, compared to the same period of the prior year.
On January 25, 2016, the Company announced it will pay a quarterly cash dividend of $11.25 cents per common share for the second quarter of fiscal 2016.  The dividend will be paid on February 19, 2016, to stockholders of record on February 12, 2016.
 The Bank total risk-based capital ratio of 13.68% at December 31, 2015, increased by 39 basis points from 13.29% at June 30, 2015.  Tier I capital increased 30 basis points to 10.69% at December 31, 2015 when compared to 10.39% at June 30, 2015. The increase in total risk-based capital resulted from an increase in earnings and overall equity retained. The tier 1 capital to risk-weighted assets ratio and common equity tier 1 capital to risk-weighted assets ratio were 12.52% versus 12.16% at June 30, 2015. These ratios continue to place the Bank in the “well-capitalized” category within financial institution regulations at December 31, 2015 and are consistent with the “well-capitalized” regulatory category in which the Bank plans to operate.  The Bank historically has been able to manage the size of its assets through secondary market loan sales of single-family mortgages. See Note 2 of "Notes to Consolidated Financial Statements" of this Form 10-Q for additional information on regulatory capital for the Bank and the Company.
 Noninterest income was $9.8 million for the six months ended December 31, 2015, compared to $6.5 million for the same period in the prior fiscal year, an increase of $3.3 million. This increase was due primarily to the bank branch sale which netted a pre-tax gain of $2.8 million in the first quarter of fiscal year 2016. In comparison year-over-year, an increase in mortgage banking revenue of $373,000 and a decrease in fees on deposits of $322,000 also impacted the net increase. In addition, the first quarter of the prior fiscal year included a loss on disposal of closed-branch fixed assets of $163,000, which reduced the prior fiscal year's total. The mortgage banking revenue increase was due to the increase in net gain on sale of loans of $424,000 due to increased mortgage activity. This was partially offset by reduced income from loan servicing income of $51,000 due to lower principal balances in the serviced portfolio. Fees on deposits decreased by $322,000 for the first six months of fiscal 2016 when compared to the same period of the prior year primarily due to decreases in NSF/Overdraft fees of $166,000, point-of-sale income reductions of $78,000, and reduced service charge income of $61,000.
Noninterest expense was $20.4 million for the six months ended December 31, 2015, as compared to $22.2 million for the same period of the prior fiscal year, a decrease of $1.8 million, or 8.0%.  The prior fiscal year included the prepayment of $84.9 million in FHLB term borrowings which resulted in a one-time pre-tax charge to other noninterest expense of $4.1 million. When excluding this charge, noninterest expense increased $2.3 million over the same six month period of the prior fiscal year. The primary component of the increase was compensation expense, which increased by $1,419,000, or 13.2%, when compared to the same period from the prior fiscal year. Compared to the prior year period, salaries and wages increased by $584,000, health and insurance benefits increased by $346,000, variable commissions related to mortgage and investment sales activity increased by $222,000 and other incentive compensation increased by $304,000. Deferred loan costs partially offset these increases with an increased deferral amount of $121,000, which reduced compensation expense when compared to the prior fiscal year. Salary and wages were negatively impacted by accruals for merger-related stay bonuses of $158,000 in the second fiscal quarter or 2016. In addition, average FTEs for the first six months of fiscal 2016 totaled 290, which is 7 higher than the average FTEs for the same period a year earlier. The increase in headcount was primarily attributable to hiring production personnel in mortgage and other lending activities. Health and insurance benefit increases have resulted from specific claim incidents in addition to higher costs due to utilization. Variable commissions which include an increase in mortgage commissions of $162,000 and investment sales commissions of $61,000, were due to increased revenue in mortgage banking activity and commission and insurance income from which the variable pay is directly related. Other incentive compensation increases are due to improved outcomes during the current fiscal year as compared to the same period of the prior fiscal year.

Reconciliation of GAAP Earnings and Core Earnings
Although core earnings are not a measure of performance calculated in accordance with GAAP, the Company believes that its core earnings are an important indication of performance from operations. The Company believes that core earnings are useful to management and investors in evaluating its operating performance, and in comparing its performance with other companies in the banking industry. Core earnings should not be considered in isolation or as a substitute for GAAP earnings. During the periods presented, the Company calculated core earnings by adding back or subtracting, net of tax, the various components indicated in the following table.

	Three Months Ended			Six Months Ended
	December 31,	September 30,	December 31,	December 31,
	2015	2015	2014	2015	2014
	(Dollars in Thousands, except share data)
GAAP earnings before income taxes	$2,171	$5,942	$(1,601)	$8,113	$1,027
Net (gain) loss on sale of securities	(15)	(5)	75	(20)	41
Charges incurred from prepayment of borrowings (1)	—	—	4,065	—	4,065
Gain on sale of bank branch	—	(2,847)	—	(2,847)	—
Merger related costs (2)	712	—	—	712	—
Costs incurred for branch closures (3)	—	—	2	—	201
Core earnings before income taxes	2,868	3,090	2,541	5,958	5,334
Provision for income tax on core earnings	958	1,006	841	1,964	1,720
Core earnings	$1,910	$2,084	$1,700	$3,994	$3,614

GAAP diluted earnings per share	$0.21	$0.55	$(0.12)	$0.75	$0.13
Net (gain) on sale of securities, net of tax	—	—	—	—	—
Charges incurred from prepayment of borrowings, net of tax	—	—	0.36	—	0.36
Gain on sale of bank branch, net of tax	—	(0.25)	—	(0.25)	—
Merger related costs, net of tax	0.06	—	—	0.06	—
Costs incurred for branch closures, net of tax	—	—	—	—	0.02
Core diluted earnings per share	$0.27	$0.30	$0.24	$0.56	$0.51
(1) Charges incurred from prepayment of borrowings is included as Other noninterest expense on the income statement.
(2) Costs incurred are included as professional fees, compensation and employee benefits and other noninterest expense on the income statement.
(3) Branch closure costs include loss on disposal of closed branch fixed assets in noninterest income and other costs associated with the closure and are included in the respective categories within noninterest expenses.
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

Financial Condition Data
At December 31, 2015, the Company had total assets of $1.17 billion, a decrease of $13.3 million from the amount at June 30, 2015. Total investment securities decreased $5.9 million, while total loans and leases receivable decreased $8.8 million. Total liabilities decreased $16.9 million due to a decrease in deposits of $21.5 million and partially offset by an increase in advances from FHLB and other borrowings of $7.8 million. Stockholders' equity increased $3.6 million since June 30, 2015, due to improvements in accumulated other comprehensive loss and an increase in retained earnings. In July 2015, the Bank sold its branch office in Pierre, SD with a book value of $21.4 million in deposits on July 24, 2015, for a $2.8 million net pre-tax gain. In addition, loans receivable of $24.2 million and other assets, which included cash on hand, property and equipment, and accrued interest receivable, totaling $503,000, were included in the transaction. The resulting impact attributed to this transaction was a net decrease in assets of $21.4 million.
The decrease in loans and leases receivable, net, which excludes loans in process and deferred fees, was $9.1 million due in large part to seasonal reductions in the utilization of commercial and agricultural lines of credit. In addition, $24.2 million in loan balances were sold as part of the sale of a Bank branch in the first quarter of fiscal 2016. Commercial real estate increased $30.0 million, while agricultural and commercial business loans decreased by $35.1 million and $9.0 million, respectively.
The investment securities, which includes available for sale and held to maturity securities, decreased by $5.9 million due to the sale of available for sale investment securities, principal payments, maturities, and net of purchased investment securities during the first six months of fiscal 2016. The book value of investment securities sold, called or matured were $17.9 million, while repayments of principal balances of investments securities totaled $13.6 million. These reductions in the balance were partially offset by the purchase of investment securities of $26.8 million. The remaining change in investment securities was the net premium amortization of investment securities and change in market value which decreased the recorded balance by $1.1 million for the first six months of fiscal 2016. The Company classifies its investment securities as available for sale and held to maturity. Investment securities available for sale decreased by $5.7 million for the six months ended December 31, 2015, while investment securities held to maturity decreased by $134,000.
Loans held for sale decreased $1.1 million, to $8.0 million at December 31, 2015. The amount held was dependent on the timing of the sales to secondary markets versus the current loan origination activity. New home financing remains sound in the local marketplace.
See the Consolidated Statement of Cash Flows for a detailed analysis of the change in cash and cash equivalents.
Deposits decreased $21.5 million, to $941.7 million at December 31, 2015, due to a $14.3 million decrease in public fund deposits and an increase of $9.4 million from in-market, non-public fund customer deposits. These were partially offset by a decrease in out-of-market certificates of deposits of $16.7 million. Advances from the FHLB and other borrowings increased $7.8 million, to $73.4 million at December 31, 2015 as compared to June 30, 2015, due to additional overnight funding needed to offset the reduction in deposits.
Stockholders' equity increased $3.6 million at December 31, 2015 when compared to June 30, 2015. Accumulated other comprehensive loss, net of related deferred tax effect, reflected an increase of unrealized losses of $212,000 since June 30, 2015 and improved stockholders' equity. Retained earnings increased by $3.7 million due to net income of $5.3 million and partially offset by the payment of cash dividends of $1.6 million.
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

	Three Months Ended December 31,
	2015			2014
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans and leases receivable(1)(3)	$916,495	$9,978	4.33%	$846,772	$10,192	4.78%
Investment securities(2)(3)	174,163	780	1.78	334,136	999	1.19
Correspondent bank stock	4,472	27	2.40	8,115	60	2.93
Total interest-earning assets	1,095,130	$10,785	3.92%	1,189,023	$11,251	3.75%
Noninterest-earning assets	77,470			76,821
Total assets	$1,172,600			$1,265,844
Interest-bearing liabilities:
Deposits:
Checking and money market	$395,012	$257	0.26%	$393,683	$224	0.23%
Savings	109,930	45	0.16	108,277	52	0.19
Certificates of deposit	281,826	626	0.88	290,981	623	0.85
Total interest-bearing deposits	786,768	928	0.47	792,941	899	0.45
FHLB advances and other borrowings	74,214	99	0.53	164,800	696	1.68
Subordinated debentures payable to trusts	24,658	272	4.39	24,837	292	4.66
Total interest-bearing liabilities	$885,640	$1,299	0.58%	$982,578	$1,887	0.76%
Noninterest-bearing deposits	150,422			149,505
Other liabilities	28,921			30,593
Total liabilities	1,064,983			1,162,676
Equity	107,617			103,168
Total liabilities and equity	$1,172,600			$1,265,844
Net interest income; interest rate spread(4)		$9,486	3.34%		$9,364	2.99%
Net interest margin(4)(5)			3.45%			3.12%
Net interest margin, TE(6)			3.51%			3.19%
_____________________________________

(1)	Includes loan fees and interest on accruing loans and leases past due 90 days or more.

(2)	Includes federal funds sold and interest earning reserve balances at the Federal Reserve Bank.

(3)	Yields do not reflect the tax-exempt nature of loans, equipment leases and municipal securities.

(4)	Percentages for the three months ended December 31, 2015 and 2014 have been annualized.

(5)	Net interest income divided by average interest-earning assets.

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

	Six Months Ended December 31,
	2015			2014
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans and leases receivable(1)(3)	$914,886	$20,063	4.36%	$832,438	$19,352	4.61%
Investment securities(2)(3)	176,346	1,495	1.69	346,506	2,154	1.23
Correspondent bank stock	4,645	58	2.48	7,560	111	2.91
Total interest-earning assets	1,095,877	$21,616	3.92%	1,186,504	$21,617	3.61%
Noninterest-earning assets	76,210			75,495
Total assets	$1,172,087			$1,261,999
Interest-bearing liabilities:
Deposits:
Checking and money market	$384,963	$479	0.25%	$397,257	$476	0.24%
Savings	102,963	105	0.20	128,115	131	0.20
Certificates of deposit	290,695	1,189	0.81	273,574	1,208	0.88
Total interest-bearing deposits	778,621	1,773	0.45	798,946	1,815	0.45
FHLB advances and other borrowings	78,089	184	0.47	150,968	1,553	2.04
Subordinated debentures payable to trusts	24,657	566	4.57	24,837	599	4.78
Total interest-bearing liabilities	$881,367	$2,523	0.57%	$974,751	$3,967	0.81%
Noninterest-bearing deposits	153,053			153,725
Other liabilities	30,921			30,939
Total liabilities	1,065,341			1,159,415
Equity	106,746			102,584
Total liabilities and equity	$1,172,087			$1,261,999
Net interest income; interest rate spread(4)		$19,093	3.35%		$17,650	2.80%
Net interest margin(4)(5)			3.47%			2.95%
Net interest margin, TE(6)			3.53%			3.01%
_____________________________________

(1)	Includes loan fees and interest on accruing loans and leases past due 90 days or more.

(2)	Includes federal funds sold and interest earning reserve balances at the Federal Reserve Bank.

(3)	Yields do not reflect the tax-exempt nature of loans, equipment leases and municipal securities.

(4)	Percentages for the three months ended December 31, 2015 and 2014 have been annualized.

(5)	Net interest income divided by average interest-earning assets.

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

The reconciliation of the Net Interest Income (GAAP) to Net Interest Margin, TE (non-GAAP) is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
	(Dollars in Thousands)
Net interest income	$9,486	$9,364	$19,093	$17,650
Taxable equivalent adjustment	172	191	342	378
Adjusted net interest income	9,658	9,555	$19,435	$18,028
Average interest-earning assets	1,095,130	1,189,023	1,095,877	1,186,504
Net interest margin, TE	3.51%	3.19%	3.53%	3.01%

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

	Three Months Ended December 31,			Six Months Ended December 31,
	2015 vs 2014			2015 vs 2014
	Increase (Decrease) Due to Volume	Increase (Decrease) Due to Rate	Total Increase (Decrease)	Increase (Decrease) Due to Volume	Increase (Decrease) Due to Rate	Total Increase (Decrease)
	(Dollars in Thousands)
Interest-earning assets:
Loans and leases receivable(1)	$831	$(1,045)	$(214)	$1,880	$(1,169)	$711
Investment securities(2)	(478)	259	(219)	(1,063)	404	(659)
Correspondent bank stock	(27)	(6)	(33)	(43)	(10)	(53)
Total interest-earning assets	$326	$(792)	$(466)	$774	$(775)	$(1)
Interest-bearing liabilities:
Deposits:
Checking and money market	$1	$32	$33	$(15)	$18	$3
Savings	1	(8)	(7)	(26)	—	(26)
Certificates of deposit	(19)	22	3	79	(98)	(19)
Total interest-bearing deposits	(17)	46	29	38	(80)	(42)
FHLB advances and other borrowings	(382)	(215)	(597)	(750)	(619)	(1,369)
Subordinated debentures payable to trusts	(2)	(18)	(20)	(4)	(29)	(33)
Total interest-bearing liabilities	$(401)	$(187)	$(588)	$(716)	$(728)	$(1,444)

Net interest income increase	$727	$(605)	$122	$1,490	$(47)	$1,443
_____________________________________

(1)	Includes loan fees and interest on accruing loans and leases past due 90 days or more.

(2)	Includes federal funds sold and interest earning reserve balances at the Federal Reserve Bank.

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
The amount of the credit loss component of a security impairment is estimated as the difference between amortized cost and the present value of the expected cash flows of the security. The present value is determined using the best estimate cash flows discounted at the effective interest rate implicit to the security at the date of purchase or the current yield to accrete an asset-backed or floating rate security. At December 31, 2015, the Company does not have other-than-temporarily impaired securities for which credit losses exist.
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
The Company has included MSRs as a critical accounting policy because the use of estimates for determining fair value using present value concepts may produce results which may significantly differ from other fair value analysis, perhaps even to the point of recording impairment. The risk to net income is when the underlying mortgages are paid off significantly faster than the assumptions used in the previously recorded amortization. Estimating future cash flows on the underlying mortgages is a difficult analysis and requires judgment based on the best information available. The Company looks at alternative assumptions and projections when preparing a reasonable and supportable analysis. Based on the Company's analysis of MSRs, no valuation reserve was recorded for temporary impairment at December 31, 2015.
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
Nonperforming assets (i.e., nonaccrual loans and leases, accruing loans and leases delinquent more than 90 days and foreclosed assets) decreased $2.1 million during the fiscal year to $11.1 million at December 31, 2015. The ratio of nonperforming assets to total assets, which is one indicator of credit risk exposure, decreased to 0.95% at December 31, 2015, from 1.12% at June 30, 2015.
Nonaccruing loans and leases decreased to $10.9 million at December 31, 2015 compared to $13.1 million at June 30, 2015. Included in nonaccruing loans and leases at December 31, 2015 were one consumer residential relationship totaling $108,000, six commercial business relationships totaling $1.5 million, three commercial real estate relationships totaling $522,000, seven agricultural real estate relationships totaling $3.9 million, seven agricultural business relationships totaling $4.6 million, and nine consumer relationships totaling $237,000.
There were no accruing loans and leases delinquent more than 90 days at December 31, 2015 and at June 30, 2015.
The Company's nonperforming loans and leases, which represent nonaccrual loans and leases plus those past due over 90 days and still accruing were $10.9 million, a decrease of $2.2 million from the levels at June 30, 2015. Dairy related loans included in the nonperforming loans at December 31, 2015 were less than one-half of the total nonperforming loans, which is comparable to June 30, 2015. The risk rating system in place is designed to identify and manage the nonperforming loans and leases. Commercial and agricultural loans and equipment finance leases will have specific reserve allocations based on collateral values or based on the present value of expected cash flows if the loans or leases are deemed impaired. Loans and leases that are not performing do not necessarily result in a loss.
As of December 31, 2015, the Company had $229,000 of foreclosed assets which was consumer related and primarily comprised of residential real estate collateral.
At December 31, 2015, the Company had designated $22.4 million of its assets as classified, which management has determined need to be closely monitored because of possible credit problems of the borrowers or the cash flows of the secured properties. This amount includes $680,000 of unused lines of credit for those borrowers that have classified assets. At December 31, 2015, the Company had $20.7 million in commercial real estate and commercial business loans purchased, of which none of the amounts were currently classified. These loans and leases were considered in determining the adequacy of the allowance for loan and lease losses. The allowance for loan and lease losses is established based on management's evaluation of the risks probable in the loan and lease portfolio and changes in the nature and volume of loan and lease activity. Such evaluation, which includes a review of all loans and leases for which full collectability may not be reasonably assured, considers the estimated fair market value of the underlying collateral, present value of expected principal and interest payments, economic conditions, historical loss experience and other factors that warrant recognition in providing for an adequate loan and lease loss allowance.
Although the Company's management believes that the recorded allowance for loan and lease losses was adequate to provide for probable losses on the related loans and leases, there can be no assurance that the allowance existing at December 31, 2015 will be adequate in the future.
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

The following table sets forth the amounts and categories of the Company's nonperforming assets from continuing operations for the periods indicated.

	December 31, 2015	June 30, 2015
	(Dollars in Thousands)
Nonaccruing loans and leases:
One- to four-family	$108	$112
Commercial business	1,495	2,398
Commercial real estate	522	359
Agricultural real estate	3,900	4,482
Agricultural business	4,626	5,474
Consumer direct	30	45
Consumer home equity	207	237
Total nonaccruing loans and leases	10,888	13,107
Accruing loans and leases delinquent more than 90 days:
Total accruing loans and leases delinquent more than 90 days	—	—
Foreclosed assets:
One- to four-family	111	111
Consumer direct	5	—
Consumer home equity	113	46
Total foreclosed assets(1)	229	157
Total nonperforming assets(2)	$11,117	$13,264
Ratio of nonperforming assets to total assets(3)	0.95%	1.12%
Ratio of nonperforming loans and leases to total loans and leases(4)	1.20%	1.43%
Accruing troubled debt restructures	$2,035	$2,767
_____________________________________

(1)	Total foreclosed assets do not include land or other real estate owned held for sale.

(2)	Nonperforming assets include nonaccruing loans and leases, accruing loans and leases delinquent more than 90 days and foreclosed assets.

(3)	Percentage is calculated based upon total consolidated assets of the Company.

(4)	Nonperforming loans and leases include nonaccruing loans and leases and accruing loans and leases delinquent more than 90 days.

The following table sets forth information with respect to activity in the Company's allowance for loan and lease losses from continuing operations during the periods indicated.

	Six Months Ended December 31,
	2015	2014
	(Dollars in Thousands)
Balance at beginning of period	$11,230	$10,502
Charge-offs:
Agricultural business	(96)	(344)
Consumer direct	(4)	(7)
Consumer home equity	(216)	(95)
Consumer OD & reserve	(64)	(128)
Total charge-offs	(380)	(574)
Recoveries:
Commercial business	49	14
Equipment finance leases	—	3
Commercial real estate	—	4
Agricultural real estate	—	2
Agricultural business	125	—
Consumer direct	4	10
Consumer home equity	31	13
Consumer OD & reserve	23	40
Consumer indirect	7	—
Total recoveries	239	86
Net (charge-offs)	(141)	(488)
Additions charged to operations	370	919
Allowance related to assets acquired (sold), net	—	—
Balance at end of period	$11,459	$10,933
Ratio of net charge-offs during the period to average loans and leases outstanding during the period (2)	0.03%	0.12%
Ratio of allowance for loan and lease losses to total loans and leases at end of period	1.27%	1.28%
Ratio of allowance for loan and lease losses to nonperforming loans and leases at end of period(1)	105.2%	85.3%
_____________________________________

(1)	Nonperforming loans and leases include nonaccruing loans and leases and accruing loans and leases delinquent more than 90 days.

(2)	Percentages for the six months ended December 31, 2015 and 2014 have been annualized.

The distribution of the Company’s allowance for loan and lease losses and impaired loss summary as required by ASC Topic 310, “Accounting by Creditors for Impairment of a Loan” are summarized in the following tables.  The combination of ASC Topic 450, “Accounting for Contingencies” and ASC Topic 310 calculations comprise the Company’s allowance for loan and lease losses.

	General Allowance for Loan and Lease Losses	Specific Impaired Loan Valuation Allowance	General Allowance for Loan and Lease Losses	Specific Impaired Loan Valuation Allowance
Loan Type	December 31, 2015		June 30, 2015
	(Dollars in Thousands)
Residential	$284	$27	$269	$32
Commercial business	707	7	788	7
Commercial real estate	5,355	68	4,757	4
Agricultural	3,847	—	4,037	—
Consumer	1,022	142	1,100	236
Total	$11,215	$244	$10,951	$279

	Number of Loan Customers	Loan Balance	Impaired Loan Valuation Allowance	Number of Loan Customers	Loan Balance	Impaired Loan Valuation Allowance
Loan Type	December 31, 2015			June 30, 2015
	(Dollars in Thousands)
Residential	2	$143	$27	2	$148	$32
Commercial business	7	1,495	7	8	2,731	7
Commercial real estate	5	770	68	5	712	4
Agricultural	15	13,377	—	15	14,009	—
Consumer	37	999	142	44	1,192	236
Total	66	$16,784	$244	74	$18,792	$279

The allowance for loan and lease losses was $11.5 million at December 31, 2015, as compared to $11.2 million at June 30, 2015. The general valuation allowance increased by $264,000 due to slight changes in historical loss data, portfolio performance attributes and loan balances for the six months ended December 31, 2015. The specific valuation allowance decreased slightly by $35,000 to $244,000. The consumer segment represented 58.2% of the specific reserve in the portfolio. The ratio of the allowance for loan and lease losses to total loans and leases was 1.27% at December 31, 2015, compared to 1.23% at June 30, 2015. The Company's management has considered nonperforming assets and other assets of concern in establishing the allowance for loan and lease losses. The Company continues to monitor its allowance for possible loan and lease losses and make future additions or reductions in light of the level of loans and leases in its portfolio and as economic conditions dictate. The current level of the allowance for loan and lease losses is a result of management's assessment of the risks within the portfolio based on the information revealed in credit reporting processes. The Company utilizes a risk-rating system on commercial business, agricultural, construction, multi-family and commercial real estate loans, including purchased loans. The Company periodically utilizes an external loan review to assist in the assessment of the appropriateness of risk ratings and of risks within the portfolio. A periodic credit review is performed on all types of loans and leases to establish the necessary reserve based on the estimated risk within the portfolio. This assessment of risk takes into account the composition of the loan and lease portfolio, historical loss experience for each loan and lease category, previous loan and lease experience, concentrations of credit, current economic conditions and other factors that in management's judgment deserve recognition.
Real estate properties acquired through foreclosure are initially recorded at fair value (less a deduction for disposition costs). Valuations are periodically updated by management and a specific provision for losses on such properties is established by a charge to operations if the carrying values of the properties exceed their estimated net realizable values.
At December 31, 2015, the Company also had an allowance for credit losses on off-balance sheet credit exposures of $97,000. This amount is maintained as a separate liability account to cover estimated potential credit losses associated with off-

balance sheet credit instruments such as off-balance sheet loan commitments, standby letters of credit, and guarantees and is recorded in other liabilities in the Consolidated Statements of Financial Condition.
Losses on mortgage loans previously sold are recorded when the Bank indemnifies or repurchases mortgage loans previously sold. The representations and warranties in our loan sale agreements provide that we repurchase or indemnify the investors for losses or costs on loans we sell under certain limited conditions. At December 31, 2015, the Company recorded a $53,000 recourse liability for mortgage loans sold, which is an increase of $5,000 since June 30, 2015.
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
Comparison of the Three Months Ended December 31, 2015 and December 31, 2014
General.    The Company's net income was $1.5 million or $0.21 for basic and diluted earnings per common share for the quarter ended December 31, 2015, a $2.3 million increase compared to a loss of $868,000 or $(0.12) for basic and diluted earnings per common share for the quarter ended December 31, 2014. The second quarter of fiscal 2016 resulted in a return on average equity (i.e., net income divided by average equity) of 5.46%, compared to (3.34)% for the same quarter of the prior year, while the return on average assets (i.e., net income divided by average assets) was 0.50% compared to (0.27)%, respectively. As discussed in more detail below, the increases were due primarily to the loss on the early extinguishment of debt incurred in the prior year's quarter of $4.1 million and complemented by a reduced provision for allowance on loan and lease losses in the current quarter of $749,000. This was partially offset by higher compensation and professional costs of $611,000 and $484,000, respectively. The overall net increase in pre-tax income resulted in additional provision for income taxes of $1.4 million for the current quarter when compared to the same quarter one year earlier.
Interest, Dividend and Loan Fee Income.    Interest, dividend and loan fee income was $10.8 million for the quarter ended December 31, 2015, as compared to $11.3 million for the same quarter of the prior year, a decrease of $466,000 or 4.1%. Interest earned on loans and leases receivable totaled $10.0 million for the quarter which is a decrease of $214,000 when compared to the same quarter of the prior fiscal year. The average balance of loans and leases receivable was $916.5 million for the quarter ended December 31, 2015, an increase of 8.2%, but the average yield decreased by 45 basis points to 4.33% in the quarter-over-quarter comparison. The same quarter of the prior year was aided by the net recovery of nonaccrued interest of $756,000, which improved the loan yield by approximately 36 basis points. The quarter ended December 31, 2015 was aided by a net recovery of $70,000, which improved the loan yield by 3 basis points. Interest earned on investment securities and interest-earning deposits decreased by $252,000, to $807,000 for the current quarter compared to $1.1 million for the quarter ended December 31, 2014. The average yield on investment securities and interest-earning deposits increased by 57 basis points to 1.80%, but the average balance decreased by $163.6 million to $178.6 million for the quarter ended December 31, 2015. Overall, the average balance of total interest-earning assets decreased by 7.9%, however the changing average balance mix from investments to loans and leases receivable resulted in an increase in total interest and dividend revenue of $326,000. The average yield on interest-earning assets increased by 17 basis points due to the shift in the mix to the higher yielding loan and lease receivable balances, but resulted in a decrease to interest and dividend revenue of $792,000 attributable to the lower loan yields when compared to the same quarter a year earlier.
As mentioned above, the average yield on interest-earning assets increased, when compared to the same quarter a year earlier, primarily due to the higher percentage of loans and leases receivable in the interest-earning asset portfolio. Loans and leases receivable comprised 84% of the interest-earning assets for the quarter ended December 31, 2015 compared to 71% for the quarter one year earlier. Since the average rate earned on loans and leases receivable is higher than the other interest-earning assets, the overall yield on interest-earning assets increased. This balance sheet repositioning occurred in the second and third quarters of fiscal 2015 when the Company liquidated lower-yielding available-for-sale investment securities to reduce FHLB term borrowings and improve overall net interest margin.
Interest Expense.    Interest expense was $1.3 million for the quarter ended December 31, 2015, as compared to $1.9 million for the same quarter of the prior year, a decrease of $588,000 or 31.2%. Interest expense related to the FHLB advances and other borrowings decreased by $597,000 due to a decrease in the rate paid and a reduction in average balances, which were impacted by the prepayment of higher-rate term FHLB advances in the second fiscal quarter of 2015. The average rate paid decreased by 115 basis points when comparing the current quarter to the same quarter a year ago and resulted in interest savings of $215,000, while the average balance decrease of $90.6 million resulted in additional interest savings of $382,000. Interest expense related to interest-bearing deposits increased by $29,000 due to a $46,000 increase from higher rates and partially offset by a $17,000 decrease due to average balances. The average rate on interest-bearing deposits increased by two basis points to 0.47% for the quarter ended December 31, 2015. Interest expense on subordinated debentures decreased by $20,000 for the three months ended December 31, 2015, when compared to the prior fiscal year, due primarily to the expiration in the second quarter of fiscal 2016 of one interest rate contract totaling $3.0 million in notional value which paid a weighted average rate of 6.58% while it was effective. The interest rate contract was not replaced.
Net Interest Income.    Net interest income for the second quarter of fiscal 2016 was $9.5 million, an increase of $122,000 or 1.3%, compared to fiscal 2015, due in large part to a decrease in interest expense of $588,000 or 31.2%. This interest expense decrease was offset by a decrease in interest income of $466,000 or a 4.1% decline. The net interest margin was 3.45%, compared to 3.12% for the same quarter of the prior fiscal year, an increase of 33 basis points, while the Company's net interest margin on a fully taxable equivalent basis was 3.51% as compared to 3.19%. This increase in NIM, TE was strategically executed in the second fiscal quarter of 2015 when the Company prepaid $84.9 million of FHLB term advances and recognized a loss of $4.1 million to reposition the balance sheet and improve net interest margins moving forward. The Company also sold available-for-sale investment securities that had lower yielding rates to fund these prepayments. The yield on interest-earning assets increased 17 basis points to 3.92% for the second quarter of fiscal 2016, while the average rate paid on interest-bearing liabilities decreased 18 basis points to 0.58%. Average balances decreased when compared to the same quarter from the prior fiscal year for interest-earning assets and interest-bearing liabilities by 7.9% and 9.9%, respectively, due in part to the balance sheet restructuring mentioned earlier. The Company continues to have a diversified loan portfolio comprised of a mix of consumer and business type lending. This mix helps the Company manage the net interest margin and interest rate risk by retaining loan and lease production on the balance sheet or by looking at alternatives through secondary markets.
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
Provision for losses on loans and leases decreased to $192,000 for the quarter ended December 31, 2015, as compared to $941,000 in the prior year's quarter. Factors impacting the provision recorded during the second quarter were net recoveries of $11,000, loan and lease receivable decreases of $710,000, and valuation allowance on impaired loans decreases of $5,000 since September 30, 2015. In addition, nonperforming assets decreased by $894,000 while classified assets increased by $2.7 million during the quarter. In comparing the second quarter of fiscal 2016 to fiscal 2015, net charge-offs decreased to a net recovery of$11,000 from $387,000 in prior year period net charge offs, and loan and lease balances increased by $37.3 million in the second quarter of fiscal 2015 compared to the reduction in loan balances during the current quarter. The valuation allowance on impaired loans was $244,000 at December 31, 2015, compared to $460,000 a year ago and classified assets decreased by $9.1 million to $22.4 million. In addition, nonperforming assets decreased by $1.7 million to $11.1 million at December 31, 2015, when compared to December 31, 2014. Dairy-related credits within the agricultural sector remain the largest segment within nonperforming assets as of December 31, 2015 at 48% of nonperforming assets.
The allowance for losses on loans and leases at December 31, 2015, was $11.5 million. The allowance increased from the December 31, 2014 balance of $10.9 million due to an increase in the general allowance stemming from the increase in loan balances over the time between period-ends and adjusted for changes in environmental factors and loan loss history and specific valuation allowance recorded on impaired loans. The ratio of allowance for loan and lease losses to nonperforming loans and leases at December 31, 2015, was 105.2% compared to 85.3% at December 31, 2014. The allowance for loan and lease losses to total loans and leases ratio at December 31, 2015, was 1.27% compared to 1.28% at December 31, 2014. Management believes that the December 31, 2015, recorded allowance for loan and lease losses is adequate to provide for probable losses on the related loans and leases, based on its evaluation of the collectability of loans and leases and prior loss experience.
Noninterest Income.    Noninterest income was $3.4 million for the quarter ended December 31, 2015, an increase of $227,000 as compared to the quarter ended December 31, 2014. For the second quarter of fiscal 2016, increases from the prior fiscal year's second quarter included gain on sale of loans and investment securities and an increase in commission and insurance income of $198,000, $90,000 and $65,000, respectively. Overall, these net increases were partially offset by a decrease in fees on deposits and loan servicing income of $184,000 and $16,000, respectively.
Net gain on the sale of loans totaled $670,000, an increase of $198,000 for the three months ended December 31, 2015, as compared to the prior fiscal year's quarter. This increase was due to increased new home purchase originations when compared to the same quarter a year ago. Origination activity for residential lending continues to remain sound due to the local economic climate and favorable interest rates relative to historical levels.

Net gain or loss on sale of securities from gross proceeds of $2.4 million netted a $15,000 gain, an increase of $90,000 for the second quarter of fiscal 2016, as compared to a net loss recognized in the second quarter of fiscal 2015. For the quarter ended December 31, 2014, gross proceeds received totaled $14.9 million and resulted in a net loss of $75,000. The larger amount of sales in the previous year's quarter were due to the balance sheet repositioning where the lower interest earning investments were sold to help fund the extinguishment of debt.
Commission and insurance income was $432,000 for the quarter ended December 31, 2015, an increase of $65,000 when compared to the second quarter of fiscal 2015. This increase is due primarily to an increased book of business within the investment services line of business and from an increased asset base from which commissions are earned, when compared to the same period of the prior fiscal year. In conjunction with the increased revenue, variable pay for the current quarter, which is included in compensation expense, increased by $11,000 in the quarter-over-quarter comparison.
Fees on deposits decreased by $184,000 for the second quarter of fiscal 2016 when compared to the same period of the prior year primarily due to decreases in NSF/Overdraft fees of $87,000 and point-of-sale income reductions of $45,000. NSF/overdraft fee decreases were attributed to reduced volume of transactions and point-of-sale income decreases were primarily due to reduced volume and interchange fees per transaction.
Loan servicing income decreased by $16,000 to $329,000 for the second quarter of fiscal 2016. In the quarter-over-quarter comparison, servicing fee income decreased by $34,000 due to a decreasing servicing asset base and an overall lesser net servicing fee percentage which is based on investor mix and modified for delinquencies. Amortization expense, which is a component of net loan servicing income, was $372,000 for the second quarter of fiscal 2016 and represented a decrease in expense of $18,000 when compared to the second quarter of fiscal 2015 due to an assessment of prepayment speeds and lower asset base.
Noninterest Expense.    Noninterest expense was $10.5 million for the quarter ended December 31, 2015, as compared to $13.1 million for the quarter ended December 31, 2014, a decrease of $2.7 million, or 20.3%. The decrease was due primarily to the loss on the early extinguishment of debt incurred in the prior year's quarter of $4.1 million and partially offset by compensation and employee benefits and other noninterest expenses increases of $611,000 and $245,000, respectively. The loss on early extinguishment of debt in the second quarter of fiscal 2015, was a one-time expense associated with a strategic balance sheet restructuring which improved net interest margins in the quarters that followed. For the second quarter of fiscal 2016, there was approximately $712,000 of merger-related costs related to the pending acquisition by Great Western Bancorp, Inc. announced on November 30, 2015.
Compensation and employee benefits were $6.1 million for the three months ended December 31, 2015, an increase of $611,000, or 11.1% when compared to the quarter ended December 31, 2014. Increases in base salary compensation, variable and incentive pay and health insurance benefit expense were the primary components to the increase in compensation expense as compared to the the second quarter of fiscal 2015 as they increased by $375,000, $199,000 and $85,000, respectively. Total base salaries and wages were impacted by an increase in average FTEs of 1.3%, or about 4 FTE, to an average of 288 FTEs for the three months ended December 31, 2015 when compared to the same quarter of the prior fiscal year. In addition, the year over year salary increases related to annual performance reviews contributed to the overall increase. Salary and wages were also negatively impacted by accruals for merger-related retention bonuses of $158,000 in the second fiscal quarter or 2016. Variable pay increased due to employee incentive accruals of $126,000. The mortgage commissions increased by $51,000 due to increased mortgages closed during the second quarter of fiscal 2016 when compared to the second quarter of fiscal 2015. An additional expense of $36,000 related to appreciated gains recognized for exercised stock appreciation rights. Health and insurance benefit increases have resulted from specific claim incidents in addition to higher costs due to utilization.
Professional fees were $909,000 for the three months ended December 31, 2015, an increase of $484,000 when compared to the same quarter ended December 31, 2014. The increase was due primarily to $505,000 of professional fees, including investment banking and legal services, incurred during the quarter for merger-related activities.
Other noninterest expenses increased $245,000 for the quarter ended December 31, 2015, due primarily to increases in loan servicing costs of $73,000, costs on real estate owned of $66,000, and printing and postage of $58,000 when comparing the second quarters of 2016 to 2015. The increase in loan servicing costs was a result of higher mortgage production levels combined with expenses related to limited time promotional offerings. Printing and postage increased due primarily to increased communications with investors and customers related to 2nd quarter activity in fiscal 2016.
Income tax expense.    The Company's income tax expense for the quarter ended December 31, 2015, increased to $693,000 compared to an income tax benefit of $733,000 for the same period of the prior fiscal year. The effective tax rates were 31.9% and 45.8% for the quarter ended December 31, 2015 and 2014, respectively. The effective rate in the prior year's quarter was unusually higher due to the benefit received from the taxable loss and the combined permanent tax deductions, which increased the benefit to a higher level than anticipated.

Comparison of the Six Months Ended December 31, 2015 and December 31, 2014
General.    The Company's net income was $5.3 million or $0.76 for basic and $0.75 diluted earnings per common share for the six months ended December 31, 2015, a $4.4 million increase in net income compared to $944,000 or $0.13 for basic and diluted earnings per common share for the same period of the prior year. For the first six months of fiscal 2016, the return on average equity (i.e., net income divided by average equity) was 9.93%, compared to 1.83% in the same period of the prior year, while the return on average assets (i.e., net income divided by average assets) was 0.90% and 0.15%, respectively. During the second and third quarters of fiscal 2015, the Company implemented a balance sheet repositioning initiative to improve net interest margins. In the second fiscal quarter of fiscal 2015, the prepayment of FHLB term advances resulted in a charge of $4.1 million to noninterest expense, or a $2.5 million impact net of tax. In addition, the Company recorded a gain on sale of a bank branch which resulted in a net gain of $2.8 million during the first quarter of fiscal 2016. Other significant changes when comparing to the first six months of fiscal 2016 to the same period a year earlier included: interest expense on borrowings decreased by $1.4 million, the provision for loans and leases decreased by $549,000 and compensation and employee benefits increased by $1.4 million.
Interest, Dividend and Loan Fee Income.    Interest, dividend and loan fee income was $21.6 million for the six months ended December 31, 2015, as compared to $21.6 million for the same period of the prior year, a decrease of $1,000. Interest earned on loans and leases receivable totaled $20.1 million for the first six months of fiscal 2016 which is a net increase of $711,000, when compared to the same period of the prior fiscal year, due primarily to an increase in the average loan balances. The average balance of loans and leases receivable increased by $82.4 million, or 9.9% for the first six months of fiscal 2016 as compared to the same period in fiscal 2015. This change was partially offset by a decrease in the average yield on interest earned from loans and leases receivable, which decreased by 25 basis points to 4.36% in the year-over-year comparison. The previous fiscal year's yield was aided by the net recovery of $748,000 of nonaccrued interest during the year, which improved the yield by approximately 18 basis points. The current fiscal year's yield was aided by the net recovery of $177,000 of nonaccrued interest through the first six months, which improved the yield by approximately 4 basis points. Interest earned on investment securities and interest-earning deposits decreased by $712,000 in the year-over-year comparison to $1.6 million for the six month period ended December 31, 2015, due primarily to the reduction in mortgage-backed securities balances from the sale of investment securities during the third quarter of fiscal 2015, which resulted in reduced average balances of investment securities for fiscal 2016. The average balance of investment securities and interest-earning deposits decreased by $173.1 million, or 48.9%, to $181.0 million for the six month period ended December 31, 2015, while the average yield increased by 44 basis points to 1.71%. Overall, the average balance of total interest-earning assets decreased by 7.6% but resulted in an increase to revenue of $774,000 in comparison due to the large increase in loans and leases receivable within the earning asset mix. This increase to revenue was offset by the loss of revenue of $775,000 due to the reduction in yield on loans and leases receivable. Even though the yield earned on loans and leases receivable decreased by 25 basis points, the average yield on interest-earning assets increased by 31 basis points due to the higher composition of loans and leases receivable within total earning assets.
Interest Expense.    Interest expense was $2.5 million for the six months ended December 31, 2015, as compared to $4.0 million for the same period of the prior year, a decrease of $1.4 million or 36.4%. Interest expense related to FHLB advances and other borrowings decreased by $1.4 million due to the reduction of term borrowings from the FHLB which were prepaid in the second fiscal quarter of fiscal 2015. The average balance decrease resulted in reduced interest expense of $750,000, while the average rate decrease of 157 basis points resulted in a reduction in interest expense of $619,000. Interest expense on subordinated debentures decreased by $33,000 for the six months ended December 31, 2015, when compared to the prior fiscal year, due primarily to the maturity of two interest rate contracts totaling $5.0 million in notional value which each paid a weighted average rate of 6.58% while they were effective, and neither were replaced. Interest expense related to interest-bearing deposits decreased by $42,000. An $80,000 decrease was the result of reduced rates paid and partially offset by a $38,000 increase due to average balance changes. The average rate on interest-bearing deposits was 0.45% for the six months ended December 31, 2015, as compared to 0.45% for the same period of the prior year. Noninterest-bearing deposits decreased by $672,000 to an average balance of $153.1 million for the six months ended December 31, 2015, as compared to the prior year.
Net Interest Income.    Net interest income for fiscal 2016 was $19.1 million, an increase of $1.4 million, or 8.2%, compared to fiscal 2015, due to a decrease in interest expense of $1.4 million or 36.4% and a decrease in interest income of $1,000.  The net interest margin for the first six months of fiscal 2016 was 3.47% as compared to 2.95% for the prior fiscal year, an increase of 52 basis points. The Company's net interest margin on a fully taxable equivalent basis was 3.53% for the fiscal year ended December 31, 2015, as compared to 3.01% for the prior fiscal year. The yield on interest-earning assets increased 31 basis points to 3.92% for fiscal 2016, while the average rate paid on interest-bearing liabilities decreased 24 basis points to 0.57% in fiscal 2016. In fiscal 2016, the average balances decreased from a year ago for interest-earning assets and interest-bearing liabilities by 7.6% and 9.6%, respectively. The average yield on interest-earning assets increased primarily due to the higher yielding mix of assets related to the increased loan balances. The Company continues to have a diversified loan portfolio comprised of a mix of consumer and business type lending. This mix helps the Company manage the net interest margin and interest rate risk by retaining loan and lease production on the balance sheet or by looking at alternatives through secondary markets.
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
Provision for losses on loans and leases decreased $549,000, to $370,000 for the six months ended December 31, 2015, as compared to $919,000 for the same period in the prior year. The decrease in the provision as compared to the same six month period of the prior fiscal year, is primarily due to the change in net loan growth when comparing the current fiscal year's six month period to the same period of the prior year. In addition, a decrease of the specific valuation on impaired loans and a reduction due to decreased net charge offs also contributed to the overall decrease in the provision. For the six months ended December 31, 2015, loans decreased by $8.8 million from June 30, 2015, compared to loan growth of $43.2 million for the same period of the prior fiscal year. Net charge-offs for the current year-to-date period totaled $141,000, compared to the $488,000 of net charge-offs from the prior year period. The specific valuation allowance on impaired loans in accordance with ASC 310 decreased by $35,000 since June 30, 2015, while the allowance in accordance with ASC 450 increased $264,000, which was primarily due to the growth within the commercial real estate segment. In the prior year, the specific valuation allowance decreased $23,000 from the prior fiscal year end and the general valuation allowance increased $454,000. Total nonperforming loans decreased by $2.2 million during the six month period ended December 31, 2015, as compared to a $4.5 million decrease for the same period of the prior fiscal year. Dairy-related credits within the agricultural sector remained the largest segment within the nonperforming loans for December 31, 2015, at 48% of total nonperforming loans.
The allowance for losses on loans and leases at December 31, 2015 was $11.5 million, which is higher than the amount reported at December 31, 2014 of $10.9 million. The ratio of allowance for loan and lease losses to total loans and leases was 1.27% at December 31, 2015, compared to 1.28% at December 31, 2014. The specific valuation allowance of $244,000, which is comprised primarily of consumer loans, decreased by $216,000 from December 31, 2014. At December 31, 2015 the general valuation allowance of $11.2 million is an increase of $742,000 since December 31, 2014, and was evaluated primarily based upon a review of historical loss and environmental factors and applied to loan and lease balances outstanding, which increased since the year ago period. The balance of total loans and leases at December 31, 2015 was $905.6 million, and was an increase of $50.4 million from December 31, 2014. The ratio of allowance for loan and lease losses to nonperforming loans and leases at December 31, 2015, was 105.2% compared to 85.3% at December 31, 2014. The Bank's management believes that the December 31, 2015 recorded allowance for loan and lease losses is adequate to provide for probable losses on the related loans and leases, based on its evaluation of the collectability of loans and leases and prior loss experience.
Noninterest Income.    Noninterest income was $9.8 million for the six months ended December 31, 2015, as compared to $6.5 million for the same period of the prior fiscal year, which represents an increase of $3.3 million or 51.5%. This increase was due primarily to the bank branch sale which netted a pre-tax gain of $2.8 million in the first quarter of fiscal year 2016. In addition, net gain on sale of loans, commission and insurance income, and net gain or loss on sale of investment securities increased by $424,000, $137,000, and $61,000, respectively. The $163,000 charge for disposal of closed-branch fixed assets in the same period of the prior fiscal year also contributed to the overall increase in noninterest income. These increases were partially offset by the decreases in fees on deposits of $322,000 and net loan servicing income of $51,000.
Net gain on the sale of loans totaled $1.4 million, an increase of $424,000 for the six months ended December 31, 2015, as compared to the same period of the prior fiscal year. This increase was due to increased new home purchase originations when compared to the same six month period a year ago. Origination activity for residential lending continues to remain sound due to the local economic climate and favorable interest rates relative to historical levels.
Commission and insurance income totaled $923,000 for the first six months of fiscal 2016, which is an increase of $137,000, when compared to the same period of the prior fiscal year. This increase is due primarily to growth in the asset base from which commissions are earned within the investment services business. In conjunction with the increased revenue, variable pay, which is included in compensation expense, increased by $61,000 when compared to the same six months of the prior fiscal year.
Net gain on the sale of securities totaled $20,000, for the six months ended December 31, 2015 and is an increase of $61,000 from the net loss reported for the same period of the prior fiscal year. The Company received proceeds of $12.5 million for net gains of $20,000 for the first six months of fiscal 2016 as compared to proceeds received of $21.7 million for net losses of $41,000 for the first six months of fiscal 2015.
A retail branch office was closed in the first fiscal quarter of 2015 which resulted in a loss on disposal of closed-branch fixed assets of $163,000, which reduced other income. The closure was made in the continued efforts to increase efficiencies through reduced operating expenses.
Loan servicing income decreased by $51,000 to $664,000 for the first six months of fiscal 2016. Amortization expense, which is a component of net loan servicing income, decreased by $27,000 while servicing fees received decreased by $78,000. The reduction in prepayment speeds within the portfolio contributed to the amount of amortization expense decrease when comparing the year over year information. Servicing income decreased primarily due to a decreasing asset base.
Fees on deposits decreased by $322,000 for the first six months of fiscal 2016 when compared to the same period of the prior year primarily due to decreases in NSF/Overdraft fees, point-of-sale income and net service fees of $166,000, $78,000 and $61,000, respectively. NSF/overdraft fee decreases were attributed to reduced transactions and point-of-sale incentive income decreases were primarily due to reduced interchange fees per transaction.
Noninterest Expense.    Noninterest expense was $20.4 million for the six months ended December 31, 2015, compared to $22.2 million for the six months ended December 31, 2014, a decrease of $1.8 million, or 8.0%. During the second quarter of fiscal 2015, a total of $84.9 million in long-term FHLB advances were prepaid, which resulted in a one-time pre-tax charge to other noninterest expense of $4.1 million. When excluding this charge, noninterest expense increased $2.3 million over the same six month period of the prior fiscal year. The primary drivers of the increase in expense were compensation and employee benefits increases of $1.4 million, professional fees of $519,000 and other noninterest expense of $401,000. In addition, check and data processing and occupancy equipment expense increased by $82,000 and $78,000, respectively.
Compensation and employee benefits were $12.2 million for the six months ended December 31, 2015, an increase of $1.4 million, or 13.2% when compared to the same period ended December 31, 2014. Increases in base salaries, variable and incentive pay and health insurance benefit expense were the primary components to the increase in compensation expense as compared to the first six months of fiscal 2015 as they increased by $584,000, $527,000 and $346,000, respectively. Deferred loan costs, which reduce compensation expense, helped to offset the increases with a $121,000 decrease in expense. Variable pay was higher than the prior period due to increased mortgage commissions of $162,000 and commission and insurance income of $61,000. Mortgage commissions increased due to increased mortgages closed during the first six months of fiscal 2016 when compared to the same period of fiscal 2015. The commission expense increase was directly derived from commission and insurance income increases in noninterest income. Health and insurance benefit increases have resulted from specific claim incidents in addition to higher costs due to utilization. Total base salaries and wages were impacted by an increase in average FTEs along with retention and severance pay costs of $256,000. These costs were incurred due to the definitive merger agreement with Great Western Bancorp, Inc., the Pierre branch sale and internal staffing restructuring. The average FTEs increased by 2.5%, or about 7 FTE, to an average of 290 FTEs for the six months ended December 31, 2015 when compared to the same period of the prior fiscal year. Compensation expense deferment under ASC 310-20 increased when compared to the prior year due to a combination of higher deferred loan costs and increased loan originations and renewals on commercial and residential loans, which produced compensation expense savings.
Professional fees were $1.6 million for the six months ended December 31, 2015, an increase of $519,000 when compared to the same period ended December 31, 2014. The increase was due primarily to $505,000 in merger-related costs incurred as a result of the pending acquisition by Great Western Bancorp, Inc. announced on November 30, 2015.
Other noninterest expense increased by $401,000 for the first six months of fiscal 2016 when compared to the same period of the prior year primarily due to increased loan servicing costs, website expense, repossessed assets and postage. Loan servicing costs increased by $188,000 primarily related to increased mortgage volumes. Website expense was $80,000 higher as a result of the Company's investment into the improvement of its mobile banking platform. Repossessed and foreclosed assets cost increased by $65,000 over the same period of the prior fiscal year. There was also $49,000 in one-time cost in postage and materials incurred for customer communication of the pending merger agreement.
Income tax expense.    The Company's income tax expense for the six months ended December 31, 2015 increased by $2.7 million to $2.8 million when compared to the same period of the prior fiscal year. The effective tax rates were 34.3% and 8.1% for the six months ended December 31, 2015 and 2014, respectively. The previous year's tax rate is lower than the current year's rate due to a higher percentage of permanent tax items to pretax net income in the prior year where earnings were substantially less. This reduced the effective tax rate to a lower than anticipated amount in the previous year.

Liquidity and Capital Resources
The Company's liquidity is comprised of three primary classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Net cash used in financing activities of $15.4 million was partially offset by net cash provided by operating and investing activities for the six months ended December 31, 2015 of $5.5 million and $11.0 million, respectively. For the same period ended December 31, 2014, net cash used in operating activities and financing activities were $1.6 million and $11.7 million, respectively, which were partially offset by cash provided by investing activities of $10.7 million. The results were an increase in cash and cash equivalents of $1.1 million for the six months ended December 31, 2015 compared to a decrease in cash and cash equivalents of $2.6 million for the same period of the prior fiscal year.
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
Liquidity management is both a daily and long-term responsibility of management. The Bank adjusts its investments in liquid assets based upon management's assessment of (i) expected loan demand, (ii) projected loan sales, (iii) expected deposit flows, (iv) yields available on interest-bearing deposits, and (v) the objectives of its asset/liability management program. Excess liquidity is invested generally in interest-bearing overnight deposits and other short-term government and agency obligations. During the six months ended December 31, 2015, the Bank increased its borrowings with the FHLB and other borrowings by $7.8 million.
Although in-market deposits is one of the Bank's primary source of funds, the Bank's policy has been to utilize borrowings where the funds can be invested in either loans or securities at a positive rate of return or to use the funds for short-term liquidity purposes. At December 31, 2015, the Bank had the following sources of additional borrowings:

•	$15.0 million in an uncommitted, unsecured line of federal funds with First Tennessee Bank, NA;

•	$20.0 million in an uncommitted, unsecured line of federal funds with Zions Bank;

•	$73.5 million of available credit from the Federal Reserve Bank; and

•	$257.0 million of available credit from FHLB of Des Moines (after deducting outstanding borrowings with FHLB of Des Moines).
The Bank may also seek other sources of contingent liquidity including additional federal funds purchased lines with correspondent banks and lines of credit with the Federal Reserve Bank. There were no funds drawn on the uncommitted, unsecured line of federal funds with First Tennessee Bank, NA, Zions Bank and the Federal Reserve Bank at December 31, 2015. The Bank, as a member of the FHLB of Des Moines, is required to acquire and hold shares of capital stock in the FHLB of Des Moines equal to 0.12% of the total assets of the Bank at December 31 annually. The Bank is also required to own activity-based stock, which is based on 4.00% of the Bank's outstanding advances. These percentages are subject to change at the discretion of the FHLB Board of Directors.
In addition to the above sources of additional borrowings, the Bank has implemented arrangements to acquire out-of-market certificates of deposit as an additional source of funding. As of December 31, 2015, the Bank had $57.3 million in out-of-market certificates of deposit.
The Bank anticipates that it will have sufficient funds available to meet current loan commitments. At December 31, 2015, the Bank had outstanding commitments to originate and purchase mortgage and commercial loans of $25.1 million and to sell mortgage loans of $8.0 million. Commitments by the Bank to originate loans are not necessarily executed by the customer. The Bank monitors the ratio of commitments to funding for use in liquidity management. At December 31, 2015, the Bank had no outstanding commitments to purchase investment securities and no commitments to sell investment securities available for sale.

The Company has an available line of credit with United Bankers' Bank for liquidity needs of $4.0 million with no funds advanced at December 31, 2015. The line of credit was renewed on October 1, 2015 and is available through October 1, 2016. The Company has pledged 100% of Bank stock as collateral for this line of credit.
The Company uses its capital resources to pay dividends to its stockholders, to support organic growth, to make acquisitions, to service its debt obligations and to provide funding for investment into the Bank as Tier 1 capital.
The Company is subject to various regulatory capital requirements both at the Holding Company and at the Bank level administered by the Federal Reserve and the South Dakota Division of Banking, respectively. If a requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, seizure. Institutions not in compliance may apply for an exemption from the requirements and submit a recapitalization plan. At December 31, 2015, the Bank met all current capital requirements.

In July 2013, the Federal Reserve and other regulatory agencies issued final rules establishing a new comprehensive capital framework for U.S. banking organizations that would implement the Basel III capital framework and certain provisions of the Dodd-Frank Act. Under the final rules, compliance was required beginning January 1, 2015 for the Holding Company and Home Federal Bank, and included new minimum capital ratio requirements and modified regulatory capital adjustments and deductions. In addition, a transition period of the final rules is included for the capital conservation buffer which will become effective beginning January 1, 2016 through January 1, 2019, and will increase each risk-weighted asset minimum ratio requirements by 2.50% during the four year transition in equal increments annually. We believe we will continue to exceed all estimated well-capitalized regulatory requirements under these new rules on a fully phased-in basis. The Bank had a tier I capital ratio of 10.69% at December 31, 2015, which was higher than both the adequate-capitalized minimum ratio required of 4.00% and the well-capitalized minimum ratio requirement of 5.00%. The minimum total risk-based capital ratio requirement for well-capitalized institutions is 10.00% of risk-weighted assets. The Bank had a total risk-based capital ratio of 13.68% at December 31, 2015. For further details on capital and capital ratios for the Bank and the Company, see Note 2 of “Notes to Consolidated Financial Statements” of this Form 10-Q for additional information.
The Company has entered into interest rate swap contracts which are classified as cash flow hedge contracts, fair value hedge contracts, or non-designated derivative contracts. At December 31, 2015, the total notional amount of interest rate swap contracts was $39.0 million with a fair value net loss of $807,000. The Company is exposed to losses if the counterparties fail to make their payments under the contract in which the Company is in a receiving status. The Company minimizes its risk by monitoring the credit standing of the counterparties. The Company anticipates the counterparties will be able to fully satisfy their obligations under the remaining agreements. See Note 14 of "Notes to Consolidated Financial Statements" of this Form 10-Q for additional information.
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
Since October 1, 2015, the FASB issued ASU No. 2015-17, which does not apply to the consolidated financial statements of the Company.
Subsequent Event
Management has evaluated subsequent events for potential disclosure or recognition through February 5, 2016, the date of the filing of the consolidated financial statements with the Securities and Exchange Commission.
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

As set forth below, the volatility of a rate change, the change in asset or liability mix of the Company or other factors may produce a decrease in net interest margin in an upward moving rate environment even as the net portfolio value (“NPV”) estimate indicates an increase in net value. The inverse situation may also occur. One approach used by the Company to quantify interest rate risk is an NPV analysis. This analysis calculates the difference between the present value of the liabilities and the present value of expected cash flows from assets and off-balance sheet contracts. The following tables set forth, at December 31, 2015 and June 30, 2015, an analysis of the Company's interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve. Management does not believe that the Company has experienced any material changes in its market risk position from that disclosed in the Company's Annual Report on Form 10-K for fiscal 2015 or that the Company's primary market risk exposures and how those exposures were managed during the six months ended December 31, 2015 changed significantly when compared to June 30, 2015.

Even if interest rates change in the designated amounts, there can be no assurance that the Company's assets and liabilities would perform as set forth below. In addition, a change in U.S. Treasury rates in the designated amounts accompanied by a change in the shape of the Treasury yield curve would cause significantly different changes to the NPV than indicated below.

December 31, 2015
		Estimated Increase (Decrease) in NPV
Change in Interest Rates	Estimated NPV Amount	Amount	Percent
	(Dollars in Thousands)
Basis Points
+300	$248,243	$22,471	10%
+200	244,016	18,244	8
+100	236,876	11,104	5
—	225,772	—	—
-100	189,391	(36,381)	(16)

June 30, 2015
		Estimated Increase (Decrease) in NPV
Change in Interest Rates	Estimated NPV Amount	Amount	Percent
	(Dollars in Thousands)
Basis Points
+300	$245,413	$19,823	9%
+200	242,176	16,586	7
+100	235,938	10,348	5
—	225,590	—	—
-100	188,195	(37,395)	(17)
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

The following table shows the anticipated effect on net interest income from instantaneous parallel shocks (up and down)
in interest rates over the subsequent twelve month and twenty-four month period. As of December 31, 2015, the effect of an immediate and sustained 200 basis point increase in interest rates would be a decrease in net interest income of approximately
$1.6 million, or 4.2% in the first year, while the subsequent twelve month period is modeled to decrease in net interest income by approximately $8,000, or 0.0%. Although unlikely in the current low interest rate environment, a 100 basis point decrease in rates would decrease net interest income by approximately $316,000, or 0.8% in the first year, while the subsequent twelve month period is modeled to decrease in net interest income by approximately $1.1 million or 2.8%.

December 31, 2015
	Year 1			Year 2
Change in Interest Rates	Estimated Net Interest Income	Net Interest Income Impact	Percent	Estimated Net Interest Income	Net Interest Income Impact	Percent
Basis Points	(Dollars in Thousands)
+300	$35,935	$(2,653)	(7)%	$37,932	$(651)	(2)%
+200	36,977	(1,611)	(4)	38,575	(8)	—
+100	37,859	(729)	(2)	38,820	237	1
—	38,588	—	—	38,583	—	—
-100	38,272	(316)	(1)	37,516	(1,067)	(3)
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of December 31, 2015, an evaluation was performed by the Company's management, including the Company's President and Chief Executive Officer and the Company's Senior Vice President, Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e)

and 15d-15(e) under the Securities Exchange Act of 1934, as amended) to provide reasonable assurance that information required to be disclosed in the reports the Company files and submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Based upon that evaluation, the Company's President and Chief Executive Officer and the Company's Senior Vice President, Chief Financial Officer and Treasurer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2015.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
PART II - OTHER INFORMATION
Item 1.    Legal Proceedings
On December 14, 2015, Shiva Y. Stein, a purported stockholder of the Company, filed a putative class action and derivative complaint against the Company, each of the members of the Company’s Board of Directors and Great Western in the Circuit Court of Minnehaha County, South Dakota purportedly on behalf of the public stockholders of the Company. The complaint asserts that the director defendants breached their fiduciary duties by purportedly failing to take adequate steps to enhance the Company’s stockholder value as a merger candidate and by not acting independently to protect the interests of the Company’s stockholders. The complaint further asserts that the Company and Great Western aided and abetted the purported breaches of fiduciary duty. The plaintiff seeks (i) a declaration that the action may be maintained as a class action; (ii) injunctive relief to prevent the consummation of the Merger; (iii) in the event the Merger is consummated, rescission of the transaction or rescissionary damages; (iv) an order directing the defendants to account to the plaintiff for damages because of alleged wrongdoing; (v) an award to plaintiff of costs and disbursements including attorneys’ and experts’ fees; and (vi) other relief as may be just and proper. The Company believes these claims are without merit, and are vigorously defending this action. The Company cannot predict the outcome of or estimate the possible loss or range of loss from these matters. In addition to the above described lawsuit, the Company, the Bank and each of their subsidiaries are, from time to time, involved as plaintiff or defendant in various legal actions arising in the normal course of their businesses. While the ultimate outcome of any such proceedings cannot be predicted with certainty, it is generally the opinion of management, after consultation with counsel representing the Bank and the Company in any such proceedings, that the resolution of any such proceedings should not have a material effect on the Company's consolidated financial position or results of operations. The Company, the Bank and each of their subsidiaries are not aware of any material legal actions or other proceedings contemplated by governmental authorities outside of the normal course of business.
Item 1A.    Risk Factors
The discussion of our business and operations should be read together with the risk factors contained in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2015, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. With the exception of the risks described below, there have been no material changes to the risk factors set forth in the above-referenced filing as of December 31, 2015.
The pendency of the Merger and the related diversion of our management’s attention from the operation of our business may adversely affect our business and results of operations.

The Company’s management and Board of Directors have devoted and will continue to devote a significant amount of time and attention to the Merger. In addition, in connection with the Merger, we have incurred and will continue to incur expenses, which could prove to be significant. Our business and our operating and financial results may be materially adversely affected by the diversion of management’s time and attention and the expenses incurred in connection with the Merger.
We will be subject to business uncertainties and contractual restrictions while the Merger is pending.

Uncertainty about the effect of the Merger on employees and clients may have an adverse effect on us. These uncertainties may impair our ability to attract, retain and motivate key personnel until the Merger is completed, and could cause clients and others that deal with us to seek to change their existing business relationships with us. Retention of employees may be challenging during the pendency of the Merger, because employees may experience uncertainty about their future roles. If key employees depart because of issues relating to the uncertainty or a desire not to remain with the business, our business could be negatively affected. In addition, the Merger Agreement restricts us from making certain acquisitions and taking other specified actions without the consent of Great Western until the Merger occurs. These restrictions may prevent us from pursuing attractive business opportunities that may arise prior to the completion of the Merger.
The Merger Agreement may be terminated in accordance with its terms, and the Merger may not be completed.
Completion of the Merger is subject to certain conditions, including, among others, (i) the approval of the Merger Agreement by the Company’s stockholders; (ii) the absence of governmental orders prohibiting or seeking to prohibit the Merger; (iii) the receipt of certain governmental and regulatory approvals; (iv) the absence of an event that would have or could reasonably be expected to have a material adverse effect on the Company; and (v) the receipt by the Company of certain third-party consents.

The Merger Agreement may be terminated in certain circumstances, including, among others, (i) in the event that the Merger has not been effected on or prior to December 31, 2016, as extended in certain circumstances; (ii) in the event that the Company’s stockholders do not approve the Merger Agreement; (iii) in the event that the Company receives a superior proposal to acquire more than half of its outstanding voting securities; and (iv) in the event that Great Western’s stock price declines by more than 20% from its initial trading values prior to the execution of the Merger Agreement and relative to the performance of the SNL Mid Cap U.S. Bank Index.

Termination of the Merger Agreement could negatively affect us.
If the Merger Agreement is terminated, our business may be adversely affected by the failure to pursue other beneficial opportunities due to the focus of management on the Merger. In addition, if the Merger Agreement is terminated, the market price of our common stock might decline to the extent that the current market price reflects a market assumption that the Merger will be completed. If the Merger Agreement is terminated and our Board of Directors seeks another merger or business combination, stockholders cannot be certain that we will be able to find a party willing to offer equivalent or more attractive consideration than the consideration Great Western has agreed to provide in the Merger. If the Merger Agreement is terminated under certain circumstances, we may be required to pay a termination fee of $5,000,000 plus certain of Great Western’s expenses up to a maximum of $1,000,000 to Great Western.
A lawsuit has been filed against the Company challenging the Merger, and additional lawsuits are possible.

On December 14, 2015, Shiva Y. Stein, a purported stockholder of the Company, filed a putative stockholder class action and derivative complaint in the Circuit Court of Minnehaha County, South Dakota captioned Stein v. HF Financial Corp., et al., No. 15-3373. The lawsuit names as defendants each of the current members of the Company’s Board of Directors and Great Western, and names the Company as a nominal defendant. The complaint asserts that the director defendants breached their fiduciary duties by purportedly failing to take adequate steps to enhance the Company’s stockholder value as a merger candidate and by not acting independently to protect the interests of the Company’s stockholders. The complaint further asserts that the Company and Great Western aided and abetted the purported breaches of fiduciary duty. The complaint seeks (i) a declaration that the action may be maintained as a class action; (ii) injunctive relief to prevent the consummation of the Merger; (iii) in the event the Merger is consummated, rescission of the transaction or rescissionary damages; (iv) an order directing the defendants to account to the plaintiff for damages because of alleged wrongdoing; (v) an award to plaintiff of costs and disbursements including attorneys’ and experts’ fees; (vi) and other relief as may be just and proper. The Company believes this lawsuit is without merit and intends to vigorously defend against the allegations.

Other potential plaintiffs may also file similar lawsuits challenging the proposed transaction. If the above-referenced case, and any potential additional cases, are not resolved, it could prevent or delay completion of the Merger and result in significant cost to the Company, including costs associated with the indemnification of directors and officers.
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

HF FINANCIAL CORP.

Date:	February 5, 2016	By:	/s/ STEPHEN M. BIANCHI
Stephen M. Bianchi, President and Chief Executive Officer (Principal Executive Officer)

Date:	February 5, 2016	By:	/s/ BRENT R. OLTHOFF
Brent R. Olthoff, Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description
2.1
Agreement and Plan of Merger between Great Western Bancorp, Inc. and HF Financial Corp. dated as of November 30, 2015 (incorporated by reference to Exhibit 2.1 from the Company's Current Report on Form 8-K dated November 30, 2015, file no. 033-44383).

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