Form 10-Q
period 2016-03-31
HF FINANCIAL CORP
filed 2016-05-05
CIK 881790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of May 2, 2016, there were 7,073,065 shares of the registrant's common stock outstanding.

Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements
HF FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(DOLLARS IN THOUSANDS, except share data)

	March 31, 2016	June 30, 2015
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents	$19,320	$21,476
Investment securities available for sale	148,353	158,806
Investment securities held to maturity	19,918	20,156
Correspondent bank stock	4,062	4,177
Loans held for sale	2,586	9,038

Loans and leases receivable	892,227	914,419
Allowance for loan and lease losses	(11,592)	(11,230)
Loans and leases receivable, net	880,635	903,189

Accrued interest receivable	5,192	5,414
Office properties and equipment, net of accumulated depreciation	16,114	15,493
Foreclosed real estate and other properties	99	157
Cash value of life insurance	21,830	21,320
Servicing rights, net	9,723	10,584
Goodwill and intangible assets, net	4,915	4,737
Other assets	9,130	10,648
Total assets	$1,141,877	$1,185,195
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits	$910,552	$963,229
Advances from Federal Home Loan Bank and other borrowings	65,367	65,558
Subordinated debentures payable to trusts, net of unamortized debt issuance costs	24,662	24,655
Advances by borrowers for taxes and insurance	17,564	14,197
Accrued expenses and other liabilities	13,339	13,579
Total liabilities	1,031,484	1,081,218
Stockholders' equity
Preferred stock, $.01 par value, 500,000 shares authorized, none outstanding	—	—
Series A Junior Participating Preferred Stock, $1.00 stated value, 50,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, 10,000,000 shares authorized, 9,149,803 and 9,137,906 shares issued at March 31, 2016 and June 30, 2015, respectively	91	91
Additional paid-in capital	46,590	46,320
Retained earnings, substantially restricted	95,163	90,145
Accumulated other comprehensive (loss), net of related deferred tax effect	(554)	(1,682)
Less cost of treasury stock, 2,083,455 shares at March 31, 2016 and June 30, 2015	(30,897)	(30,897)
Total stockholders' equity	110,393	103,977
Total liabilities and stockholders' equity	$1,141,877	$1,185,195
See accompanying notes to unaudited consolidated financial statements.

HF FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Interest, dividend and loan fee income:
Loans and leases receivable	$10,131	$9,197	$30,194	$28,549
Investment securities and interest-earning deposits	807	863	2,360	3,128
	10,938	10,060	32,554	31,677
Interest expense:
Deposits	947	846	2,720	2,661
Advances from Federal Home Loan Bank and other borrowings	389	365	1,139	2,517
	1,336	1,211	3,859	5,178
Net interest income	9,602	8,849	28,695	26,499
Provision for losses on loans and leases	162	282	532	1,201
Net interest income after provision for losses on loans and leases	9,440	8,567	28,163	25,298
Noninterest income:
Fees on deposits	1,210	1,375	4,037	4,524
Loan servicing income, net	(100)	319	564	1,034
Gain on sale of loans	497	457	1,940	1,476
Earnings on cash value of life insurance	210	204	632	619
Trust income	231	234	680	682
Commission and insurance income	358	438	1,281	1,224
Gain (loss) on sale of securities, net	—	(1,076)	20	(1,117)
Gain on sale of bank branch	—	—	2,847	—
Loss on disposal of closed-branch fixed assets	—	(298)	—	(461)
Other	96	402	298	540
	2,502	2,055	12,299	8,521
Noninterest expense:
Compensation and employee benefits	4,914	5,675	17,092	16,434
Occupancy and equipment	1,087	1,330	3,216	3,381
FDIC insurance	147	221	485	627
Check and data processing expense	938	815	2,668	2,463
Professional fees	644	447	2,228	1,512
Marketing and community investment	222	444	841	1,192
Loss on early extinguishment of debt	—	—	—	4,065
Other	918	848	2,747	2,276
	8,870	9,780	29,277	31,950
Income before income taxes	3,072	842	11,185	1,869
Income tax expense	1,003	123	3,786	206
Net income	$2,069	$719	$7,399	$1,663

Basic earnings per common share	$0.29	$0.10	$1.05	$0.24
Diluted earnings per common share	0.29	0.10	1.05	0.24
Dividend declared per common share	0.11	0.11	0.34	0.34
See accompanying notes to unaudited consolidated financial statements.

HF FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Net income	$2,069	$719	$7,399	$1,663
Other comprehensive income, net of tax:
Investment securities available for sale:
Change in unrealized gains or losses on other securities	2,085	803	1,529	1,759
Reclassification adjustment:
Investment security (gains) losses recognized in earnings	—	1,076	(20)	1,117
Income tax (expense)	(793)	(714)	(574)	(1,093)
Other comprehensive income on investment securities available for sale	1,292	1,165	935	1,783
Cash flow hedging activities-interest rate swap contracts:
Net unrealized gains	72	89	292	339
Reclassification adjustment:
Income tax (expense)	(24)	(30)	(99)	(114)
Other comprehensive income on cash flow hedging activities-interest rate swap contracts	48	59	193	225
Total other comprehensive income	1,340	1,224	1,128	2,008
Comprehensive income	$3,409	$1,943	$8,527	$3,671
See accompanying notes to unaudited consolidated financial statements.

HF FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

	Nine Months Ended
	March 31,
	2016	2015
Cash Flows From Operating Activities
Net income	$7,399	$1,663
Adjustments to reconcile net income to net cash from operating activities:
Provision for losses on loans and leases	532	1,201
Provision for allowance on servicing rights	407	—
Depreciation	1,425	1,234
Amortization of intangible assets	61	81
Amortization of discounts and premiums on investment securities and other	1,910	4,010
Amortization of stock-based compensation	270	102
Net change in loans held for resale	8,392	3,189
(Gain) on sale of loans	(1,940)	(1,476)
Realized (gain) loss on sale of investment securities, net	(20)	1,117
Loss and provision for losses on foreclosed real estate and other properties, net	37	16
Loss on disposal of office properties and equipment, net	8	212
(Gain) on sale of bank branch	(2,847)	—
Change in other assets and liabilities	(19)	(2,306)
Net cash provided by operating activities	15,615	9,043
Cash Flows From Investing Activities
Net change in loans and leases outstanding	(2,479)	(60,389)
Purchases of investment securities	(26,752)	(6,593)
Proceeds from sales, maturities and repayments of investment securities	38,172	192,715
Purchases of correspondent bank stock	(16,727)	(17,392)
Proceeds from redemption of correspondent bank stock	16,842	20,556
Purchases of office properties and equipment	(2,242)	(3,818)
Proceeds from sale of office properties and equipment	22	1,295
Net proceeds from sale of bank branch property and other	538	—
Proceeds from sale of bank branch loans	24,333	—
Proceeds from sale of foreclosed real estate and other properties	157	204
Purchases of intangible assets	(239)	—
Net cash provided by investment activities	31,625	126,578
Cash Flows From Financing Activities
Net (decrease) in deposits	(31,300)	(64,856)
Sale of bank branch deposits	(21,378)	—
Gain on sale of bank branch deposits	2,462	—
Proceeds of advances from Federal Home Loan Bank and other borrowings	901,947	1,065,250
Payments on advances from Federal Home Loan Bank and other borrowings	(902,138)	(1,144,692)
Increase in advances by borrowers	3,392	6,735
Cash dividends paid	(2,381)	(2,381)
Net cash (used in) financing activities	(49,396)	(139,944)
(Decrease) in cash and cash equivalents	(2,156)	(4,323)
Cash and Cash Equivalents
Beginning	21,476	24,256
Ending	$19,320	$19,933
Supplemental Disclosure of Cash Flows Information
Cash payments for interest	$3,777	$5,384
Cash payments for income and franchise taxes	3,005	1,439
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
The accompanying consolidated balance sheet as of June 30, 2015, which has been derived from audited financial statements, and the unaudited consolidated interim financial statements have been prepared in accordance with GAAP and reflect all adjustments that are, in the opinion of management, necessary for the fair presentation of the financial position and results of operations for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the nine months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending June 30, 2016.
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

Management has evaluated subsequent events for potential disclosure or recognition through May 5, 2016, the date of the filing of the consolidated financial statements with the Securities and Exchange Commission.

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

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

NOTE 2—REGULATORY CAPITAL
At March 31, 2016 and June 30, 2015, actual capital levels and minimum required levels were:

					To Be Well
			Minimum Required		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2016
Tier I capital (to average assets)
Bank	$125,444	10.94%	$45,877	4.00%	$57,347	5.00%
Consolidated	130,668	11.37	45,955	4.00	57,444	5.00
Tier I capital (to risk-weighted assets)
Bank	125,444	12.72	59,186	6.00	78,915	8.00
Consolidated	130,668	13.23	59,268	6.00	79,025	8.00
Common equity tier I capital (to risk-weighted assets)
Bank	125,444	12.72	44,390	4.50	64,118	6.50
Consolidated	106,668	10.80	44,451	4.50	64,207	6.50
Risk-based capital (to risk-weighted assets)
Bank	137,078	13.90	78,915	8.00	98,644	10.00
Consolidated	142,302	14.41	79,025	8.00	98,781	10.00

June 30, 2015
Tier I capital (to average assets)
Bank	$121,306	10.39%	$46,713	4.00%	$58,391	5.00%
Consolidated	125,550	10.73	46,811	4.00	58,514	5.00
Tier I capital (to risk-weighted assets)
Bank	121,306	12.16	59,831	6.00	79,774	8.00
Consolidated	125,550	12.58	59,904	6.00	79,872	8.00
Tier I common equity capital (to risk-weighted assets)
Bank	121,306	12.16	44,873	4.50	64,816	6.50
Consolidated	101,550	10.17	44,928	4.50	64,896	6.50
Risk-based capital (to risk-weighted assets)
Bank	132,485	13.29	79,774	8.00	99,718	10.00
Consolidated	136,829	13.70	79,872	8.00	99,840	10.00
The Company was categorized as "well capitalized" at March 31, 2016 and June 30, 2015.

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
The following is a reconciliation of the income available to common shareholders and common stock share amounts used in the calculation of basic and diluted EPS for the periods presented:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Net income	$2,069	$719	$7,399	$1,663

Basic EPS:
Weighted average number of common shares outstanding	7,057,191	7,054,197	7,056,236	7,054,662
Basic earnings per common share	$0.29	$0.10	$1.05	$0.24

Diluted EPS:
Weighted average number of common shares outstanding	7,057,191	7,054,197	7,056,236	7,054,662
Common share equivalents—Stock Options / Stock Appreciation Rights (SARs) under employee compensation plans/warrant	11,373	6,838	12,310	5,143
Weighted average number of common shares and common share equivalents	7,068,564	7,061,035	7,068,546	7,059,805
Diluted earnings per common share	$0.29	$0.10	$1.05	$0.24

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

NOTE 4—INVESTMENT SECURITIES
The amortized cost and fair value of investment securities classified as available for sale and held to maturity according to management's intent, are as follows:

	March 31, 2016
	Adjusted Carrying Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Investment securities available for sale:
Debt securities:
U.S. government agencies	$9,816	$90	$—	$9,906
Municipal bonds	10,463	140	(6)	10,597
	20,279	230	(6)	20,503
Equity securities:
FNMA(1)	—	—	—	—
Federal Ag Mortgage	7	9	—	16
Other investments	354	—	—	354
	361	9	—	370
Agency residential mortgage-backed securities	126,598	1,158	(276)	127,480
Total investment securities available for sale	$147,238	$1,397	$(282)	$148,353

Investment securities held to maturity:
Municipal bonds	$18,263	$638	$—	$18,901
Agency residential mortgage-backed securities	1,655	70	—	1,725
Total investment securities held to maturity	$19,918	$708	$—	$20,626
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

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

The following tables present the fair value and age of gross unrealized losses by investment category:

	March 31, 2016
	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Investment securities available for sale:
Debt securities:
Municipal bonds	$1,192	$(1)	$730	$(5)	$1,922	$(6)
	1,192	(1)	730	(5)	1,922	(6)
Agency residential mortgage-backed securities	6,784	(21)	32,713	(255)	39,497	(276)
Total investment securities available for sale	$7,976	$(22)	$33,443	$(260)	$41,419	$(282)

Investment securities held to maturity:
Municipal bonds	$115	$—	$—	$—	$115	$—
Total investment securities held to maturity	$115	$—	$—	$—	$115	$—

	June 30, 2015
	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Investment securities available for sale:
Debt securities:
U.S. government agencies	$10,046	$(27)	$—	$—	$10,046	$(27)
Municipal bonds	4,166	(23)	894	(13)	5,060	(36)
	14,212	(50)	894	(13)	15,106	(63)
Agency residential mortgage-backed securities	24,046	(173)	43,955	(820)	68,001	(993)
Total investment securities available for sale	$38,258	$(223)	$44,849	$(833)	$83,107	$(1,056)

Investment securities held to maturity:
Municipal bonds	$1,972	$(10)	$115	$—	$2,087	$(10)
Total investment securities held to maturity	$1,972	$(10)	$115	$—	$2,087	$(10)

The unrealized losses reported for municipal bonds relate to nine available for sale and one held to maturity municipal general obligation or revenue bonds. The unrealized losses are primarily attributed to changes in credit spreads or market interest rate increases since the securities were originally acquired, rather than due to credit or other causes. Management does not believe any individual unrealized losses as of March 31, 2016, represent an other-than-temporary impairment for these investments. The Company does not have the intent to sell these securities (has not made a decision to sell) and has assessed that it is not more likely than not that the Company will be required to sell these securities before anticipated recovery of fair value.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

The unrealized losses reported for agency residential mortgage-backed securities relate to 34 available for sale securities issued by Federal National Mortgage Association ("FNMA"), the Government National Mortgage Association ("GNMA"), or the Federal Home Loan Mortgage Corporation ("FHLMC"). These unrealized losses are primarily attributable to changes in interest rates and the contractual cash flows of those investments which are guaranteed by an agency of the U.S. government. Management does not believe any of these unrealized losses as of March 31, 2016, represent an other-than-temporary impairment for those investments. The Company does not have the intent to sell these securities (has not made a decision to sell) and has assessed that it is not more likely than not that the Company will be required to sell these securities before anticipated recovery of fair value.
The following table presents the amounts recognized in the Consolidated Statements of Income for other-than-temporary impairments charged to net income:

	Nine Months Ended
	March 31,
	2016	2015
Beginning balance of credit losses on securities held as of July 1 for which a portion of other-than-temporary impairment was recognized in other comprehensive income(1)	$8	$8
Credit losses for which an other-than-temporary impairment was not previously recognized	—	—
Increases to the amount related to the credit losses for which other-than-temporary was previously recognized	—	—
Sale of securities which previously had recorded a credit loss for other-than-temporary impairment	—	—
Ending balance of credit losses on securities held as of March 31 for which a portion of other-than-temporary impairment was recognized in other comprehensive income(1)	$8	$8
_____________________________________

(1)	Includes $8 of other-than-temporary impairment related to Fannie Mae common stock.
The amortized cost and fair values of available for sale and held to maturity debt securities as of March 31, 2016, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$1,037	$1,041	$403	$403
Due after one year through five years	13,812	13,905	7,753	7,929
Due after five years through ten years	5,140	5,265	8,937	9,318
Due after ten years	290	292	1,170	1,251
	20,279	20,503	18,263	18,901
Agency residential mortgage-backed securities	126,598	127,480	1,655	1,725
	$146,877	$147,983	$19,918	$20,626
Equity securities have been excluded from the maturity table above because they do not have contractual maturities associated with debt securities.
No securities available for sale were sold for the three months of fiscal 2016. Proceeds from the sale of securities available for sale for the three months of fiscal 2015 were $118,661 and resulted in gross gains of $235 and gross losses of $1,311.
Proceeds from the sale of securities available for sale for the first nine months of fiscal 2016 were $12,468 and resulted in gross gains of $99 and gross losses of $79. Proceeds from the sale of securities available for sale for the first nine months of fiscal 2015 were $140,317 and resulted in gross gains of $332 and gross losses of $1,449.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

NOTE 5—LOANS AND LEASES RECEIVABLE
Loans and leases receivable by classes within portfolio segments, consist of the following:

	March 31, 2016		June 30, 2015
	Amount	Percent	Amount	Percent
Residential:
One-to four-family	$57,873	6.5%	$55,572	6.1%
Construction	7,485	0.8	6,308	0.7
Commercial:
Commercial business (1)	65,910	7.4	78,493	8.6
Equipment finance leases	88	—	158	—
Commercial real estate:
Commercial real estate	338,151	37.9	325,453	35.6
Multi-family real estate	126,090	14.1	111,354	12.2
Construction	49,293	5.5	48,224	5.3
Agricultural:
Agricultural real estate	81,642	9.2	96,952	10.6
Agricultural business	100,855	11.3	123,988	13.5
Consumer:
Consumer direct	13,735	1.5	14,837	1.6
Consumer home equity	48,871	5.5	50,377	5.5
Consumer overdraft & reserve	2,234	0.3	2,703	0.3
Total loans and leases receivable (2)	$892,227	100.0%	$914,419	100.0%
________________________________________________________

(1)	Includes $1,238 and $1,377 tax exempt leases at March 31, 2016 and June 30, 2015, respectively.

(2)	Exclusive of undisbursed portion of loans in process and net of deferred loan fees and discounts.

The following tables summarize the activity in the allowance for loan and lease losses by portfolio segment for the three months ended:

March 31, 2016
	Residential	Commercial	Commercial Real Estate	Agricultural	Consumer	Total
Balance at beginning of period	$311	$714	$5,423	$3,847	$1,164	$11,459
Charge-offs	—	—	—	—	(61)	(61)
Recoveries	—	16	—	—	16	32
Provisions	(13)	(1)	(30)	235	(29)	162
Balance at end of period	$298	$729	$5,393	$4,082	$1,090	$11,592

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

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

The following tables summarize the activity in the allowance for loan and lease losses by portfolio segment for the nine months ended:

March 31, 2016
	Residential	Commercial	Commercial Real Estate	Agricultural	Consumer	Total
Balance at beginning of period	$301	$795	$4,761	$4,037	$1,336	$11,230
Charge-offs	—	—	—	(96)	(345)	(441)
Recoveries	—	65	—	125	81	271
Provisions	(3)	(131)	632	16	18	532
Balance at end of period	$298	$729	$5,393	$4,082	$1,090	$11,592

March 31, 2015
	Residential	Commercial	Commercial Real Estate	Agricultural	Consumer	Total
Balance at beginning of period	$283	$932	$3,819	$3,842	$1,626	$10,502
Charge-offs	—	(32)	—	(462)	(348)	(842)
Recoveries	—	51	4	2	94	151
Provisions	22	(172)	699	728	(76)	1,201
Balance at end of period	$305	$779	$4,522	$4,110	$1,296	$11,012

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

The following tables summarize the related statement balances by portfolio segment:

	March 31, 2016
	Residential	Commercial	Commercial Real Estate	Agricultural	Consumer	Total
Allowance for loan and lease losses:
Individually evaluated for impairment	$25	$3	$213	$362	$115	$718
Collectively evaluated for impairment	273	726	5,180	3,720	975	10,874
Total allowance for loan and lease losses	$298	$729	$5,393	$4,082	$1,090	$11,592
Loans and leases receivable:
Individually evaluated for impairment	$157	$1,277	$5,832	$11,625	$902	$19,793
Collectively evaluated for impairment	65,201	64,721	507,702	170,872	63,938	872,434
Total loans and leases receivable	$65,358	$65,998	$513,534	$182,497	$64,840	$892,227

	June 30, 2015
	Residential	Commercial	Commercial Real Estate	Agricultural	Consumer	Total
Allowance for loan and lease losses:
Individually evaluated for impairment	$32	$7	$4	$—	$236	$279
Collectively evaluated for impairment	269	788	4,757	4,037	1,100	10,951
Total allowance for loan and lease losses	$301	$795	$4,761	$4,037	$1,336	$11,230
Loans and leases receivable:
Individually evaluated for impairment	$148	$2,731	$712	$14,009	$1,192	$18,792
Collectively evaluated for impairment	61,732	75,920	484,319	206,931	66,725	895,627
Total loans and leases receivable	$61,880	$78,651	$485,031	$220,940	$67,917	$914,419

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
The following tables summarize the credit quality indicators used to determine the credit quality by class within the portfolio segments:
Credit risk profile by internally assigned grade—Commercial, Commercial real estate and Agricultural portfolio segments

	March 31, 2016				June 30, 2015
	Pass	Special Mention	Substandard	Doubtful	Pass	Special Mention	Substandard	Doubtful
Commercial:
Commercial business	$63,782	$36	$2,846	$—	$74,660	$1,047	$2,795	$—
Equip. finance leases	88	—	—	—	158	—	—	—
Commercial real estate:
Commercial real estate	334,814	—	3,337	—	316,790	4,277	4,386	—
Multi-family real estate	113,915	5,876	6,299	—	110,239	—	1,115	—
Construction	49,293	—	—	—	48,224	—	—	—
Agricultural:
Agricultural real estate	74,483	300	6,859	—	89,772	595	6,599	—
Agricultural business	96,254	623	5,941	—	118,937	912	4,303	—
	$732,629	$6,835	$25,282	$—	$758,780	$6,831	$19,198	$—

Credit risk profile based on payment activity—Residential and Consumer portfolio segments

	March 31, 2016		June 30, 2015
	Performing	Nonperforming	Performing	Nonperforming
Residential:
One-to four- family	$57,751	$122	$55,460	$112
Construction	7,485	—	6,308	—
Consumer:
Consumer direct	13,709	26	14,792	45
Consumer home equity	48,763	108	50,140	237
Consumer OD & reserves	2,234	—	2,703	—
	$129,942	$256	$129,403	$394

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

The following table summarizes the aging of the past due financing receivables by classes within the portfolio segments and related accruing and nonaccruing balances:

March 31, 2016	Accruing and Nonaccruing Loans					Nonperforming Loans
	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 89 Days	Total Past Due	Current(2)	Recorded Investment >90 Days and Accruing(1)	Nonaccrual Balance	Total
Residential:
One-to four-family	$—	$—	$15	$15	$57,858	$15	$107	$122
Construction	—	—	—	—	7,485	—	—	—
Commercial:
Commercial business	—	—	3	3	65,907	—	1,277	1,277
Equipment finance leases	—	—	—	—	88	—	—	—
Commercial real estate:
Commercial real estate	—	—	247	247	337,904	—	481	481
Multi-family real estate	—	—	—	—	126,090	—	5,207	5,207
Construction	—	—	—	—	49,293	—	—	—
Agricultural:
Agricultural real estate	454	—	—	454	81,188	—	3,153	3,153
Agricultural business	190	400	334	924	99,931	—	5,461	5,461
Consumer:
Consumer direct	24	—	2	26	13,709	—	26	26
Consumer home equity	15	60	79	154	48,717	—	108	108
Consumer OD & reserve	—	—	—	—	2,234	—	—	—
Total	$683	$460	$680	$1,823	$890,404	$15	$15,820	$15,835
_____________________________________

(1)	Loans accruing and delinquent greater than 90 days have either government guarantees or acceptable loan-to-value ratios.

(2)	Net of deferred loan fees and discounts and exclusive of undisbursed portion of loans in process.

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

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

At March 31, 2016, the Company had identified $19,793 of loans as impaired which includes performing troubled debt restructurings. A loan is identified as impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement and thus are placed on non-accrual status. Interest income on impaired loans is recognized on a cash basis. The average carrying amount is calculated for each quarter by using the daily average balance, which is then averaged with the other quarters' averages to determine an annual average balance.
The following table summarizes impaired loans by class of loans and the specific valuation allowance:

	March 31, 2016			June 30, 2015
	Recorded Investment	Unpaid Principal Balance(1)	Related Allowance	Recorded Investment	Unpaid Principal Balance(1)	Related Allowance
With no related allowance recorded:
One-to four-family	$16	$16	$—	$—	$—	$—
Commercial business	1,199	1,199	$—	2,571	2,571	$—
Commercial real estate	480	480	—	689	689	—
Agricultural real estate	6,073	6,073	—	7,633	7,633	—
Agricultural business	4,698	4,698	—	6,376	6,376	—
Consumer direct	4	4	—	9	24	—
Consumer home equity	487	487	—	580	580	—
	12,957	12,957	—	17,858	17,873	—
With an allowance recorded:
One-to four-family	141	141	25	148	148	32
Commercial business	78	78	3	160	160	7
Commercial real estate	144	144	64	23	23	4
Multi-family real estate	5,208	5,208	149	—	—	—
Agricultural business	854	854	362	—	—	—
Consumer direct	22	22	22	36	36	36
Consumer home equity	389	389	93	567	567	200
	6,836	6,836	718	934	934	279
Total:
One-to four-family	157	157	25	148	148	32
Commercial business	1,277	1,277	3	2,731	2,731	7
Commercial real estate	624	624	64	712	712	4
Multi-family real estate	5,208	5,208	149	—	—	—
Agricultural real estate	6,073	6,073	—	7,633	7,633	—
Agricultural business	5,552	5,552	362	6,376	6,376	—
Consumer direct	26	26	22	45	60	36
Consumer home equity	876	876	93	1,147	1,147	200
	$19,793	$19,793	$718	$18,792	$18,807	$279
_____________________________________

(1)	Represents the borrower's loan obligation, gross of any previously charged-off amounts.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

The following tables summarize the Company's average recorded investment in impaired loans by class of loans and the related interest income recognized for the periods indicated:

	Three Months Ended March 31,
	2016		2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
One-to four-family	$150	$1	$152	$1
Commercial business	1,386	—	3,161	15
Commercial real estate	697	2	671	1
Multi-family real estate	2,604	70	6,130	69
Agricultural real estate	6,836	69	6,266	44
Agricultural business	5,666	—	6,313	14
Consumer direct	28	—	56	—
Consumer home equity	923	14	1,335	19
	$18,290	$156	$24,084	$163

	Nine Months Ended March 31,
	2016		2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
One-to four-family	$149	$2	$156	$2
Commercial business	1,844	—	3,569	44
Commercial real estate	715	3	749	2
Multi-family real estate	1,302	70	6,194	139
Agricultural real estate	7,206	112	8,319	136
Agricultural business	5,911	—	4,947	14
Consumer direct	34	—	61	—
Consumer home equity	998	40	1,554	47
	$18,159	$227	$25,549	$384
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
Loans and leases that are considered troubled debt restructurings are factored into the determination of the allowance for loan and lease losses through impaired loan analysis and any subsequent allocation of specific valuation allowance, if applicable. The Company measures impairment on an individual loan and the extent to which a specific valuation allowance is necessary by comparing the loan's outstanding balance to either the fair value of the collateral, less the estimated cost to sell or the present value of expected cash flows, discounted at the loan's effective interest rate. During fiscal 2016, new TDRs consisted of three agricultural loans and five consumer loans. Of these new TDRs, eight were evaluated for impairment based on collateral adequacy.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

The following is a summary of the Company's performing troubled debt restructurings which are in-compliance with their modified terms:

March 31, 2016	Number of Contracts(1)	Pre-Modification Recorded Balance	Post-Modification Outstanding Recorded Balance(1)
Residential	1	$34	$34
Commercial business	3	1,270	1,270
Commercial real estate	2	233	233
Agricultural	5	7,302	7,302
Consumer	30	893	893
	41	$9,732	$9,732

June 30, 2015	Number of Contracts(2)	Pre-Modification Recorded Balance	Post-Modification Outstanding Recorded Balance(2)
Residential	2	$148	$148
Commercial business	5	2,234	2,234
Commercial real estate	5	712	712
Agricultural	8	8,045	8,045
Consumer	39	1,142	1,127
	59	$12,281	$12,266
_____________________________________

(1)	Includes 15 customers, which are in compliance with their restructured terms, that are not accruing interest and have a recorded investment balance of $8,937.

(2)	Includes 18 customers, which are in compliance with their restructured terms, that are not accruing interest and have a recorded investment balance of $9,499.
Excluded from above, at March 31, 2016, the Company had one residential loan with a recorded balance of $107 that was originally restructured in fiscal 2015. The residential loan is not in compliance with its restructured terms and is in nonaccrual status due to bankruptcy. At June 30, 2015, the Company had no TDRs that were not in compliance with their stated terms in the agreements. Loans can retain their accrual status at the time of their modification if the restructuring is not a result of terminated loan payments. For nonaccruing loans, a minimum of six months of performance related to the restructured terms are required before a loan is returned to accruing status.
New TDRs initially classified as a TDR during the nine months ended March 31, were as follows:

	2016			2015
	Number of Contracts	Pre-Modification Recorded Balance	Post-Modification Outstanding Recorded Balance	Number of Contracts	Pre-Modification Recorded Balance	Post-Modification Outstanding Recorded Balance
Commercial real estate	—	$—	$—	1	$200	$200
Agricultural	3	1,650	1,650	4	1,001	1,001
Consumer	5	221	221	15	437	437
	8	$1,871	$1,871	20	$1,638	$1,638
Eight TDRs were added during the first nine months of fiscal 2016. Of these, six were negotiated to extend a loan maturity without reducing the interest rate below market rate and two were due to bankruptcy. None of the new TDRs defaulted during the first nine months of fiscal 2016. 20 TDRs were added during the first nine months of fiscal 2015 of which

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

17 were negotiated to extend a loan maturity without reducing the interest rate below market rate and three were due to bankruptcy. No TDRs defaulted during the first nine months of fiscal 2015.
NOTE 6—LOAN SERVICING
Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Mortgage servicing rights, beginning	$10,321	$10,876	$10,584	$11,218
Additions	165	187	648	618
Amortization (1)	(356)	(392)	(1,102)	(1,165)
Mortgage servicing rights, ending	$10,130	$10,671	$10,130	$10,671

Valuation allowance, beginning	$—	$—	$—	$—
(Additions) / reductions (1)	(407)	—	(407)	—
Valuation allowance, ending	$(407)	$—	$(407)	$—

Mortgage servicing rights, net	$9,723	$10,671	$9,723	$10,671

Servicing fees received	$663	$711	$2,073	$2,199
Balance of loans serviced at:
Beginning of period	947,410	1,014,468	974,893	1,048,671
End of period	932,277	992,417	932,277	992,417
___________________________________

(1)	Changes to carrying amounts are reported net of loan servicing income on the statements of income for the periods presented.
Amortization of servicing rights is adjusted each quarter based upon analysis of portfolio attributes and factors, including an evaluation of historical prepayment activity and prospective industry consensus rates.  For the quarters ended March 31, 2016 and 2015, the constant prepayment rates (CPR) used to calculate the amortization were 8.9% and 9.4%, respectively.  For valuation purposes, management utilized a discount rate of 10.1% and 10.5% at March 31, 2016 and 2015, respectively.  Prepayment speeds utilized at March 31, 2016 and 2015 were 9.5% and 9.6%, respectively, which are used in the calculation of the amortization expense for the subsequent quarter.  Prepayment speeds are analyzed and adjusted each quarter. Based on the Company's analysis of mortgage servicing rights, a $407 valuation reserve was recorded for temporary impairment at March 31, 2016 and $0 for 2015.

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

NOTE 7—GOODWILL AND INTANGIBLE ASSETS, NET
The components of goodwill and intangible assets, net, are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Goodwill(1)	$4,366	$4,366	$4,366	$4,366

Amortizable intangible assets
Customer base(3)	$670	$479	$670	$479
Covenant not to compete(4)	167	119	167	119
Total amortizable intangible assets	837	598	837	598

Accumulated amortization, beginning	265	188	227	134
Amortization expense	23	27	61	81
Accumulated amortization, ending	288	215	288	215

Amortizable intangible assets, net(2)	$549	$383	$549	$383

Goodwill and intangible assets, net	$4,915	$4,749	$4,915	$4,749
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

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

The following tables summarize segment reporting information:

	Three Months Ended March 31,
	2016			2015
	Banking	Other	Total	Banking	Other	Total
Net interest income	$9,884	$(282)	$9,602	$9,107	$(258)	$8,849
(Provision) for losses on loans and leases	(162)	—	(162)	(282)	—	(282)
Noninterest income	2,146	356	2,502	1,614	441	2,055
Intersegment noninterest income	79	(75)	4	76	(72)	4
Noninterest expense	(7,979)	(891)	(8,870)	(9,111)	(669)	(9,780)
Intersegment noninterest expense	—	(4)	(4)	—	(4)	(4)
Income (loss) before income taxes	$3,968	$(896)	$3,072	$1,404	$(562)	$842
Total assets at March 31(1)(2)	$1,139,517	$2,360	$1,141,877	$1,136,156	$2,210	$1,138,366
_______________________________________________

(1)	Included in total assets were goodwill and intangible assets, net totaling $4,366 and $549 for the banking segment and other segment, respectively, at March 31, 2016.
(2) Included in total assets were goodwill and intangible assets, net totaling $4,366 and $383 for the banking segment and other segment, respectively, at March 31, 2015.

	Nine Months Ended March 31,
	2016			2015
	Banking	Other	Total	Banking	Other	Total
Net interest income	$29,554	$(859)	$28,695	$27,365	$(866)	$26,499
(Provision) for losses on loans and leases	(532)	—	(532)	(1,201)	—	(1,201)
Noninterest income	11,032	1,267	12,299	7,293	1,228	8,521
Intersegment noninterest income	237	(223)	14	228	(217)	11
Noninterest expense	(26,342)	(2,935)	(29,277)	(29,928)	(2,022)	(31,950)
Intersegment noninterest expense	—	(14)	(14)	—	(11)	(11)
Income (loss) before income taxes	$13,949	$(2,764)	$11,185	$3,757	$(1,888)	$1,869
Total assets at March 31(1)(2)	$1,139,517	$2,360	$1,141,877	$1,136,156	$2,210	$1,138,366
________________________________________________

(1)	Included in total assets were goodwill and intangible assets, net totaling $4,366 and $549 for the banking segment and other segment, respectively, at March 31, 2016.
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
The information relative to the components of net periodic benefit cost for the Company’s defined benefit plan is presented below.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Net periodic benefit cost
Service cost	$13	$169	$38	$509
Interest cost	162	186	488	558
Expected return on plan assets	(142)	(164)	(429)	(474)
Amortization of prior losses	20	31	62	94
Net periodic benefit cost	$53	$222	$159	$687

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
The following table is a summary of net healthcare costs by quarter:

	Fiscal Years Ended
	June 30,
	2016	2015
Quarter ended September 30	$588	$309
Quarter ended December 31	515	430
Quarter ended March 31	465	420
Quarter ended June 30	—	619
Net healthcare costs	$1,568	$1,778

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

NOTE 11—STOCK-BASED COMPENSATION PLANS
The fair value of each incentive stock option and each stock appreciation right grant is estimated at the grant date using the Black-Scholes option-pricing model.  There were no stock options or stock appreciation rights (SARs) granted in the nine months ended March 31, 2016 and 2015.
Stock appreciation rights activity for the nine months ended March 31, 2016, was as follows:

	SARs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Beginning Balance	72,348	$13.50
Granted	—	—
Forfeited	(1,715)	12.48
Exercised	(48,486)	13.65
Ending Balance	22,147	$13.24	3.0	$105
Vested and exercisable at March 31	22,147	$13.24	3.0	$105
There were 48,486 SARs exercised during the nine months ended March 31, 2016 which resulted in $216 intrinsic value of SARs exercised and is included in compensation and employee benefit expense on the income statement. There were 5,195 SARs exercised during the nine months ended March 31, 2015 and resulted in $10 intrinsic value, which is included in the income statement for the prior year. There was no unrecognized compensation cost related to nonvested SARs awards at March 31, 2016.
Nonvested share activity for the nine months ended March 31, was as follows:

	2016		2015
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested Balance, beginning	88	$8.48	11,694	$11.99
Granted	—	—	—	—
Vested	(88)	8.48	(9,939)	11.98
Forfeited	—	—	(1,667)	12.25
Nonvested Balance, ending	—	$—	88	$8.48
Pretax compensation expense recognized for nonvested shares for the nine months ended March 31, 2016 and 2015, was $53 and $92, respectively. The tax benefit for the nine months ended March 31, 2016 and 2015 was $20 and $35, respectively. As of March 31, 2016, there was no remaining unrecognized compensation cost related to nonvested shares granted under the Plan. The total fair value of shares vested during the nine months ended March 31, 2016 and 2015 was $1 and $146, respectively.
The 2002 Option Plan expired effective September 20, 2012. No plan was in effect at March 31, 2016 for the purpose of issuing new shares. The Company's stock option and incentive plans are described more fully in Part II, Item 8 “Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015, under Note 17 of “Notes to Consolidated Financial Statements.”

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

NOTE 12—ADVANCES FROM FEDERAL HOME LOAN BANK AND OTHER BORROWINGS
Advances from the Federal Home Loan Bank of Des Moines ("FHLB") and other borrowings are summarized as follows:

	March 31, 2016		June 30, 2015
	Amount	Rate (1)	Amount	Rate (1)
Overnight federal funds purchased	$55,185	0.39%	$20,336	0.29%
Fixed-rate advances (with rates ranging from 1.15% to 1.18% at March 31, 2016 and 0.24% to 1.18% at June 30, 2015)	10,000	1.17	45,000	0.45
Other borrowings	182	—	222	—
	$65,367	0.51%	$65,558	0.40%

(1)	Rate is the specified interest rate for the obligation or the weighted average rate if more than one obligation exists or as represented in the total.
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
Subordinated debentures payable to trusts, net of unamortized debt issuance are summarized as follows:

	March 31, 2016	June 30, 2015

Principal amount	$24,837	$24,837
Less unamortized debt issuance costs	175	182
Subordinated debentures payable to trusts, net of unamortized debt issuance costs	$24,662	$24,655
The details of the outstanding subordinated debentures at March 31, 2016 and their related unamortized debt issuance costs are as follows:

		Unamortized Debt
Junior subordinated debentures payable to nonconsolidated trusts	Principal	Issuance Costs

Trust III, Variable rate of 3.35% plus 3 month LIBOR	$5,155	$83
Trust IV, Variable rate of 3.10% plus 3 month LIBOR	7,217	92
Trust V, Variable rate of 1.83% plus 3 month LIBOR	10,310	—
Trust VI, Variable rate of 1.65% plus 3 month LIBOR	2,155	—
Total	$24,837	$175

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
The Company has an outstanding interest rate swap agreement with a notional amount of $10,000 to convert one variable-rate trust preferred security into a fixed-rate instrument. The agreement has a maturity of 0.7 years and has a fixed rate of 5.68%. The fair value of the derivative was an unrealized loss of $240 at March 31, 2016 and of the derivatives was an unrealized loss of $613 at March 31, 2015. The Company pledged $424 in cash under collateral arrangements as of March 31, 2016, to satisfy collateral requirements associated with this interest rate swap contract.
The Company has borrower interest rate swap agreements with notional amounts totaling $28,448 to facilitate customer transactions and meet the borrower's financing needs. These swaps qualify as derivatives, but consist of two different types of instruments. The back-to-back loan swaps are not designated as hedging instruments, while the one-way loan swaps are classified as fair value hedging instruments. The loan interest rate swap derivatives had no impact on the consolidated statements of income for the first nine months ended March 31, 2016 and 2015. Any amounts due to the Company are expected to be collected from the borrowers. Credit risk exists if the borrower's collateral or financial condition indicates that the underlying collateral or financial condition of the borrower makes it probable that amounts due will be uncollectible. Management monitors this credit exposure on a quarterly basis.
No deferred net losses on interest rate swaps in other comprehensive loss as of March 31, 2016, are expected to be reclassified into net income during the current fiscal year. See Note 15 "Accumulated Other Comprehensive Loss" for amounts reported as other comprehensive loss.
The following table summarizes the derivative financial instruments utilized as of March 31, 2016:

			Estimated Fair Value
	Balance Sheet Location	Notional Amount	Gain	Loss
Non-designated derivatives	Other assets	$5,321	$597	$—
Fair value hedge	Loans and leases receivable	17,806	—	(887)
Cash flow hedge	Accrued expenses and other liabilities	10,000	—	(240)
Non-designated derivatives	Accrued expenses and other liabilities	5,321	—	(597)
		$38,448	$597	$(1,724)
The following table summarizes the derivative financial instruments utilized as of June 30, 2015:

			Estimated Fair Value
	Balance Sheet Location	Notional Amount	Gain	Loss
Non-designated derivatives	Other assets	$6,990	$632	$—
Fair value hedge	Loans and leases receivable	18,408	55	(398)
Cash flow hedge	Accrued expenses and other liabilities	13,000	—	(532)
Non-designated derivatives	Accrued expenses and other liabilities	6,990	—	(632)
		$45,388	$687	$(1,562)
The following table details the derivative financial instruments, the average remaining maturities and the weighted-average interest rates being paid and received as of March 31, 2016:

	Notional Value	Average Maturity (years)	Estimated Fair Value Gain (Loss)	Receive	Pay
Liability conversion swaps	$10,000	0.7	$(240)	2.47%	5.68%
Loan interest rate swaps	28,448	6.0	(887)	2.29	4.45
	$38,448		$(1,127)

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

There were no gains or losses included in the income statement for the periods ended March 31, 2016 or 2015.

NOTE 15—ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of other comprehensive loss balances as of the respective dates were:

	March 31,	June 30,
	2016	2015
Unrealized gain (loss) on securities available for sale net of related tax effect of ($424) and $150	$691	$(244)
Unrealized (loss) on defined benefit plan net of related tax effect of $666 and $666	(1,087)	(1,087)
Unrealized (loss) on cash flow hedging activities net of related tax effect of $82 and $181	(158)	(351)
	$(554)	$(1,682)
The following tables summarize the components of other comprehensive (loss) balances at March 31, 2016 and 2015, changes and reclassifications out of accumulated other comprehensive (loss) during the three months ended March 31, 2016 and 2015. The amounts reclassified from accumulated other comprehensive income for the investment securities available for sale are included in net gain or loss on sale of investment securities on the consolidated statements of income, while the amounts reclassified from cash flow hedging activities are a component of other noninterest income on the consolidated statements of income.

	Investment Securities Available for Sale	Defined Benefit Plan	Cash Flow Hedging Activities	Accumulated Other Comprehensive Loss
Balance January 1, 2016	$(601)	$(1,087)	$(206)	$(1,894)
Other comprehensive income before reclassifications	2,085	—	72	2,157
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—
Income tax (expense)	(793)	—	(24)	(817)
Balance March 31, 2016	$691	$(1,087)	$(158)	$(554)

	Investment Securities Available for Sale	Defined Benefit Plan	Cash Flow Hedging Activities	Accumulated Other Comprehensive Loss
Balance January 1, 2015	$(805)	$(1,402)	$(463)	$(2,670)
Other comprehensive income before reclassifications	803	—	89	892
Amounts reclassified from accumulated other comprehensive loss	1,076	—	—	1,076
Income tax (expense)	(714)	—	(30)	(744)
Balance March 31, 2015	$360	$(1,402)	$(404)	$(1,446)

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

The following tables summarize the components of other comprehensive income (loss) balances at March 31, 2016 and 2015, changes and reclassifications out of accumulated other comprehensive income (loss) during the nine months ended March 31, 2016 and 2015. The amounts reclassified from accumulated other comprehensive income for the investment securities available for sale are included in net gain or loss on sale of investment securities on the consolidated statements of income, while the amounts reclassified from cash flow hedging activities are a component of other noninterest income on the consolidated statements of income.

	Investment Securities Available for Sale	Defined Benefit Plan	Cash Flow Hedging Activities	Accumulated Other Comprehensive Loss
Balance July 1, 2015	$(244)	$(1,087)	$(351)	$(1,682)
Other comprehensive income before reclassifications	1,529	—	292	1,821
Amounts reclassified from accumulated other comprehensive loss	(20)	—	—	(20)
Income tax (expense)	(574)	—	(99)	(673)
Balance March 31, 2016	$691	$(1,087)	$(158)	$(554)

	Investment Securities Available for Sale	Defined Benefit Plan	Cash Flow Hedging Activities	Accumulated Other Comprehensive Loss
Balance July 1, 2014	$(1,423)	$(1,402)	$(629)	$(3,454)
Other comprehensive income before reclassifications	1,759	—	339	2,098
Amounts reclassified from accumulated other comprehensive loss	1,117	—	—	1,117
Income tax (expense)	(1,093)	—	(114)	(1,207)
Balance March 31, 2015	$360	$(1,402)	$(404)	$(1,446)

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
Investment securities—Fair values for investment securities are based on quoted market prices or whose value is determined using discounted cash flow methodologies, except for correspondent bank stock for which fair value is assumed to equal cost.

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
Estimated fair values of the Company's financial instruments are as follows:

March 31, 2016		Fair Value Measurements
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$19,320	$19,320	$19,320	$—	$—
Investment securities	168,271	168,979	16	168,963	—
Correspondent bank stock	4,062	4,062	—	4,062	—
Loans held for sale	2,586	2,586	—	2,586	—
Net loans and leases receivable	880,635	880,732	—	9,602	871,130
Accrued interest receivable	5,192	5,192	—	5,192	—
Servicing rights, net	9,723	9,723	—	—	9,723
Interest rate swap contracts	597	597	—	597	—
Financial liabilities
Deposits	910,552	910,601	—	—	910,601
Interest rate swap contracts	837	837	—	837	—
Borrowed funds	65,367	65,366	—	65,366	—
Subordinated debentures payable to trusts	24,662	22,883	—	—	22,883
Accrued interest payable and advances by borrowers for taxes and insurance	18,647	18,647	—	18,647	—

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

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

The table below presents the Company's balances of financial instruments measured at fair value on a recurring basis by level within the hierarchy at March 31, 2016:

	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total at Fair Value
Securities available for sale
Debt securities:
U.S. government agencies	$—	$9,906	$—	$9,906
Municipal bonds	—	10,597	—	10,597
Equity securities:
Federal Ag Mortgage	16	—	—	16
Other investments	—	354	—	354
Agency residential mortgage-backed securities	—	127,480	—	127,480
Securities available for sale	16	148,337	—	148,353
Loans and leases receivable	—	(887)	739	(148)
Interest rate swap contracts	—	597	—	597
Total assets	$16	$148,047	$739	$148,802

Interest rate swaps contracts	$—	$1,724	$—	$1,724
Total liabilities	$—	$1,724	$—	$1,724

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

	Three Months Ended		Nine Months Ended
Net loans and leases receivable	March 31,		March 31,
	2016	2015	2016	2015
Beginning balance	$445	$294	$291	$—
Loans repurchased	324	—	483	320
Loan principle repayments	(1)	(1)	(4)	(1)
Total realized gains (losses)	(29)	—	(31)	(26)
Ending Balance	$739	$293	$739	$293
The table below presents the Company's balances of financial instruments measured at fair value on a nonrecurring basis by level within the hierarchy at March 31, 2016:

	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fiscal 2016 Incurred (Gains) Losses
Impaired loans	$—	$9,602	$9,473	$(74)
Mortgage servicing rights	—	—	9,723	407

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

HF FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(DOLLARS IN THOUSANDS, except share data)
(Unaudited)

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of March 31, 2016, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Averages)
Impaired loans	$9,473	Discounted cash flow	Discount rate	5.0% - 8.0% (6.4%)
			Principal loss probability	0.0% - 19.2% (9.5%)

		Collateral valuation	Discount from appraised value	0.0% - 68.6% (23.5%)
			Costs to sell	5.0% - 12.5% (7.4%)

Servicing rights, net	9,723	Discounted cash flow	Constant prepayment rate	9.5%
			Discount rate	10.1%
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

•	the business uncertainties and contractual restrictions while the Merger is pending and the impact of these factors on employee retention;

•	the possibility that the Merger Agreement is terminated or that the Merger does not close;

•	the lawsuit that has been filed challenging the Merger and the potential for further lawsuits challenging the Merger;

•	adverse economic and market conditions of the financial services industry in general, including, without limitation, the credit markets;

•	the effect of recent legislation to help stabilize the financial markets;

•	increase of non-performing loans and additional provisions for loan losses;

•	the failure of assumptions underlying the establishment of reserves for loan losses and other estimates;

•	the failure to maintain our reputation in our market area;

•	prevailing economic, political and business conditions in South Dakota, Minnesota and North Dakota;

•	the effects of competition from a wide variety of local, regional, national and other providers of financial services;

•	compliance with existing and future banking laws and regulations, including, without limitation, regulatory capital requirements and FDIC insurance coverages and costs;

•	changes in the availability and cost of credit and capital in the financial markets;

•	the effects of FDIC deposit insurance premiums and assessments;

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
Executive Summary
The Company's net income for the first nine months of fiscal 2016 was $7.4 million, or $1.05 in basic and diluted earnings per common share, compared to $1.7 million, or $0.24 in basic and diluted earnings per common share, for the first nine months of fiscal 2015. This resulted in a return on average equity (i.e., net income divided by average equity) of 9.16% and 2.16%, respectively, in the year-over-year comparison, while the return on average assets (i.e., net income divided by average assets) was 0.84% and 0.18%, respectively.
Core diluted earnings per share, a non-GAAP measure, was $0.88 compared to $0.75 for the nine months ended March 2016 and 2015, respectively. This financial measure is adjusted from GAAP net income and diluted earnings per share for the effects of the net gains or losses on investment security sales, charges incurred from prepayment of borrowings, net gain on sale of bank branch, net gains or losses on sales of real property, merger related costs, and effects of branch closure costs. See “Reconciliation of GAAP Earnings and Core Earnings” for a reconciliation of this non-GAAP financial measure and for further discussion as to the reasons we believe this non-GAAP financial measure is useful.
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
Net interest income for the first nine months of fiscal 2016 was $28.7 million, an increase of $2.2 million, or 8.3%, compared to the same period a year ago.  For the comparative periods, average interest-earning assets and average interest-bearing liabilities decreased 5.9% and 7.5%, respectively. The average yield on interest-earning assets increased to 3.97% for the first nine months of fiscal 2016, compared to 3.64% a year ago, an increase of 33 basis points, due primarily to the 8.2% growth in average loan balances of $69.1 million, and a decrease by 43.6%, or $135.0 million in the average balances of lower-yielding investment securities. This was complemented by a 15 basis point decrease in the average rates paid on interest-bearing liabilities stemming from a reduction in rates paid and average balances for FHLB advances. The improved mix of earning assets, which featured over 83% of assets in higher-earning loan assets, and the repayment of higher-rate term borrowings in December 2014, contributed to the majority of the overall improvement in net interest margin of 45 basis points when comparing the first nine months of fiscal 2016 with the same period of the prior year. For the nine months ended March 31, 2016, cost of deposits, which include all interest-bearing and noninterest-bearing deposits, increased one basis point to 0.39%, when compared to the prior fiscal year.
The net interest margin expressed on a fully taxable equivalent basis (“Net Interest Margin, TE”) for the nine months ended March 31, 2016 was 3.56%, which is an increase of 45 basis points from the same period of the prior fiscal year. Net Interest Margin, TE is a non-GAAP financial measure.  See “Analysis of Net Interest Income” for a calculation of this non-GAAP financial measure and for further discussion as to the reasons we believe this non-GAAP financial measure is useful. Net interest income attributable to the improvement in the mix of earning assets and the decrease in balances of interest-bearing liabilities amounted to a net increase of $1.8 million in net interest margin for the nine month period when compared to the same period of the prior year. Also, changes due to rates amounted to a $421,000 increase in the net interest margin. The combined effects of volume and rate changes resulted in an overall net interest income increase of $2.2 million for the nine months ended March 31, 2016 when compared to the same period of the prior year.
Average loans and leases receivable balances increased by $69.1 million, when compared to the same period of the prior year, and were funded by a reduction in average investment securities of $135.0 million and FHLB stock of $2.2 million. This decrease in investment securities also supported a net decrease in interest-bearing liabilities of $71.4 million. Average balances of interest-bearing deposits decreased $15.6 million for the year-over-year comparison, while FHLB advances and other borrowings decreased by $55.6 million, which resulted in a mix of liabilities that lessened the average rates paid on the interest-bearing liabilities compared to the same period of the prior fiscal year.
Total loans decreased by $22.2 million during the first nine months of fiscal 2016 to $892.2 million at March 31, 2016, compared to $914.4 million at June 30, 2015, primarily due to the sale of $24.2 million of loans associated with the branch sale in July 2015. When compared to the March 31, 2015 balance of $871.6 million, loans have increased by $20.6 million. During this time-frame, commercial real estate balances have increased by $51.8 million and single family loans increased by $8.8 million, which were the primary components of the increase, but were partially offset by a decrease in agricultural loans of $32.3 million. For the nine months of fiscal 2016, commercial real estate loans have increased by $28.5 million, while business and agricultural loans decreased by $12.7 million and $38.4 million, respectively. Management believes the overall increase in average loan balances was attributable to a gradual improvement in general economic conditions, resulting in the willingness of borrowers to consider incurring more debt to support growth in their businesses, while also acknowledging that we continue to operate in uncertain national economic and fiscal conditions. Management believes that the operating environment has resulted in increased competition among financial institutions for loan demand from credit-worthy borrowers.
The allowance for loan and lease losses increased by $362,000 to $11.6 million at March 31, 2016, compared to June 30, 2015.  The ratio of allowance for loan and lease losses to total loans and leases was 1.30% compared to 1.23% at June 30, 2015. The overall loan balances decreased by $22.2 million during the first nine months of fiscal 2016, while nonperforming loans increased by $2.7 million to $15.8 million. The amount of classified assets increased to $27.0 million at March 31, 2016 as compared to $22.0 million at June 30, 2015, which contributed in part to the increase in the allowance. The Company continues to pro-actively manage its problem assets through procedural guidance and dedicated personnel to create an environment of early detection and resolution of assets in this segment. This has been supported by improved conditions in the regional commercial and agricultural markets, including livestock and dairy operations. The provision for loan and lease losses, which results from adjusting the allowance for loan and lease losses to the estimated amount needed to reserve for the loan and lease portfolio, was $532,000 for the first nine months of fiscal 2016. Total nonperforming assets at March 31, 2016 were $15.9 million as compared to $13.3 million at June 30, 2015.  The ratio of nonperforming assets to total assets increased to 1.40% at March 31, 2016, compared to 1.12% at June 30, 2015.  Net charge-offs for the nine month period ended March 31, 2016 were $170,000 and represent 0.02% of average loans and leases for the period annualized. The allowance recorded in accordance with ASC 450 decreased by $77,000 due to adjustments based on management's assessment of the allowance using historical charge-off activity and environmental factor information and applied to applicable loan balances. The allowance recorded in accordance with ASC 310 on identified impaired loans increased by $439,000 to $718,000 at March 31, 2016, and consisted primarily of agriculture business and commercial real estate loans. All identified impaired loans are reviewed to assess the borrower's ability to make payments under the terms of the loan and/or a shortfall in collateral value that would result in charging off the loan or the portion of the loan that was impaired.
 Foreclosed real estate and other properties totaled $99,000 at March 31, 2016, compared to $157,000 at June 30, 2015, or a decrease of $58,000. The balance at March 31, 2016 consisted primarily of residential real estate. Overall, foreclosed property assets and the related costs have continued to be minimal when compared to the overall loan portfolio.
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

 Total deposits at March 31, 2016 were $910.6 million, a decrease of $52.7 million from June 30, 2015. This decrease was primarily due to a decrease of $41.5 million from seasonal public fund deposits and a decrease in out-of-market certificates of deposits of $32.1 million. These decreases were partially offset by an increase of $21.0 million from in-market, non-public fund customer deposits. The Pierre branch sale in July 2015 included $21.4 million of deposits which were primarily in-market non-public fund deposits. Public funds have seasonal fluctuations due to semiannual tax collection and subsequent disbursement to entities. Interest rates on deposits increased one basis point at an average rate paid of 0.46% on interest-bearing deposits for the nine month period ended March 31, 2016, compared to the same period of the prior year.
On April 25, 2016, the Company announced it will pay a quarterly cash dividend of $11.25 cents per common share for the third quarter of fiscal 2016.  The dividend will be paid on May 12, 2016, to stockholders of record on May 6, 2016.
 The Bank total risk-based capital ratio of 13.90% at March 31, 2016, increased by 61 basis points from 13.29% at June 30, 2015.  Tier I capital increased 55 basis points to 10.94% at March 31, 2016 when compared to 10.39% at June 30, 2015. The increase in total risk-based capital resulted from an increase in earnings and overall equity retained. The tier 1 capital to risk-weighted assets ratio and common equity tier 1 capital to risk-weighted assets ratio were 12.72% versus 12.16% at June 30, 2015. These ratios continue to place the Bank in the “well-capitalized” category within financial institution regulations at March 31, 2016 and are consistent with the “well-capitalized” regulatory category in which the Bank plans to operate.  The Bank historically has been able to manage the size of its assets through secondary market loan sales of single-family mortgages. See Note 2 of "Notes to Consolidated Financial Statements" of this Form 10-Q for additional information on regulatory capital for the Bank and the Company.
 Noninterest income was $12.3 million for the nine months ended March 31, 2016, compared to $8.5 million for the same period in the prior fiscal year, an increase of $3.8 million. This increase was due primarily to the bank branch sale which netted a pre-tax gain of $2.8 million in the first quarter of fiscal year 2016. In comparison year-over-year, the prior year net loss on the sale of securities of $1.1 million and the $461,000 loss on the disposal of closed-branch fixed assets for which no losses were incurred in the current fiscal year, provided for a large increase when compared to the prior fiscal year. A decrease in fees on deposits of $487,000 partially offset these year-over-year increases noted earlier. The mortgage banking revenue was relatively flat in the year-over-year comparison due to an increase in net gain on sale of loans of $464,000 and offset by a decrease in net loan servicing income of $470,000. Mortgage activity increased in this comparison period, however in the third fiscal quarter of 2016, a provision for a valuation allowance for servicing rights of $407,000 was recorded due in part to effects of lower market rates. Fees on deposits decreased by $487,000 for the first nine months of fiscal 2016 when compared to the same period of the prior year primarily due to decreases in NSF/Overdraft fees of $253,000, point-of-sale income reductions of $141,000, and reduced service charge income of $85,000.
Noninterest expense was $29.3 million for the nine months ended March 31, 2016, as compared to $32.0 million for the same period of the prior fiscal year, a decrease of $2.7 million, or 8.4%.  The prior fiscal year included the prepayment of $84.9 million in FHLB term borrowings which resulted in a one-time pre-tax charge to other noninterest expense of $4.1 million. When excluding this charge, noninterest expense increased $1.4 million over the same nine month period of the prior fiscal year. Professional fees have increased $716,000 or 47.4% over the prior year period, primarily attributable to expenses related to the proposed merger transaction. An additional component of the increase was compensation and employee benefits expense, which increased by $658,000, or 4.0%, when compared to the same period from the prior fiscal year. Of the total change in compensation and employee benefits, health and insurance benefits increased by $409,000 resulting from specific claim incidents in addition to higher costs due to utilization. Salaries and wages and retirement plan costs decreased by $68,000 and $116,000, respectively. Average FTEs for the first nine months of fiscal 2016 totaled 281, which is six FTEs lower than the average FTEs for the same period a year earlier, and contributed to reduced salary and wage expense from the prior fiscal year. The pension plan freeze for contributions starting in July of 2015 resulted in a decrease in expense for the current fiscal year to date period. Variable commissions related to mortgage increased by $146,000 due to increased mortgage origination activity, other incentive compensation increased by $175,000 due to improved outcomes during the current fiscal year, and stock compensation expense increased $167,000 due to the appreciation and exercise of fully vested stock appreciation rights.

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

	Three Months Ended			Nine Months Ended
	March 31,	December 31,	March 31,	March 31,
	2016	2015	2015	2016	2015
	(Dollars in Thousands, except share data)
GAAP earnings before income taxes	$3,072	$2,171	$842	$11,185	$1,869
Net (gain) loss on sale of securities	—	(15)	1,076	(20)	1,117
Charges incurred from prepayment of borrowings (1)	—	—	—	—	4,065
Gain on sale of bank branch	—	—	—	(2,847)	—
Net (gain) on sale of property	—	—	(313)	—	(249)
Merger related costs (2)	350	712	—	1,062	—
Costs incurred for branch closures (3)	—	—	695	—	896
Core earnings before income taxes	3,422	2,868	2,300	9,380	7,698
Provision for income tax on core earnings	1,136	958	677	3,100	2,421
Core earnings	$2,286	$1,910	$1,623	$6,280	$5,277

GAAP diluted earnings per share	$0.29	$0.21	$0.10	$1.05	$0.24
Net (gain) loss on sale of securities, net of tax	—	—	0.10	—	0.10
Charges incurred from prepayment of borrowings, net of tax	—	—	—	—	0.36
Gain on sale of bank branch, net of tax	—	—	—	(0.25)	—
Net (gain) on sale of property, net of tax	—	—	(0.03)	—	(0.02)
Merger related costs, net of tax	0.03	0.06	—	0.08	—
Costs incurred for branch closures, net of tax	—	—	0.06	—	0.07
Core diluted earnings per share	$0.32	$0.27	$0.23	$0.88	$0.75
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
Financial Condition Data
At March 31, 2016, the Company had total assets of $1.14 billion, a decrease of $43.3 million from the amount at June 30, 2015. Total investment securities decreased $10.7 million, while loans and leases receivable, net, decreased $22.6 million. Total liabilities decreased $49.7 million due to a decrease in deposits of $52.7 million and partially offset by an increase in advances by borrowers for taxes and insurance of $3.4 million. Stockholders' equity increased $6.4 million since June 30, 2015, due to improvements in accumulated other comprehensive loss and an increase in retained earnings. In July 2015, the Bank sold its branch office in Pierre, SD with a book value of $21.4 million in deposits on July 24, 2015, for a $2.8 million net pre-tax gain. In addition, loans receivable of $24.2 million and other assets, which included cash on hand, property and equipment, and accrued interest receivable, totaling $503,000, were included in the transaction. The resulting impact attributed to this transaction was a net decrease in assets of $21.4 million.
The decrease in loans and leases receivable, net, which excludes loans in process and deferred fees, was $22.6 million due in large part to seasonal reductions in the utilization of commercial and agricultural lines of credit. In addition, $24.2 million in loan balances were sold as part of the sale of a Bank branch in the first quarter of fiscal 2016. Commercial real estate increased $28.5 million, while agricultural and commercial business loans decreased by $38.4 million and $12.7 million, respectively.
The investment securities, which includes available for sale and held to maturity securities, decreased by $10.7 million due to the sale of available for sale investment securities, principal payments, maturities, and net of purchased investment securities during the first nine months of fiscal 2016. The book value of investment securities sold, called or matured were $19.6 million, while repayments of principal balances of investments securities totaled $18.5 million. These reductions in the balance were partially offset by the purchase of investment securities of $26.8 million. The remaining change in investment securities was the net premium amortization of investment securities and change in market value which decreased the recorded balance by $708,000 for the first nine months of fiscal 2016. The Company classifies its investment securities as available for sale and held to maturity. Investment securities available for sale decreased by $10.5 million for the nine months ended March 31, 2016, and investment securities held to maturity decreased by $238,000.
Loans held for sale decreased $6.5 million, to $2.6 million at March 31, 2016. The amount held was dependent on the timing of the sales to secondary markets versus the current loan origination activity. New home financing remains sound in the local marketplace.
See the Consolidated Statement of Cash Flows for a detailed analysis of the change in cash and cash equivalents.
Deposits decreased $52.7 million, to $910.6 million at March 31, 2016, due to a $41.5 million decrease in public fund deposits and a decrease in out-of-market certificates of deposits of $32.1 million. These were partially offset by an increase of $21.0 million from in-market, non-public fund customer deposits. Advances from the FHLB and other borrowings decreased $191,000, to $65.4 million at March 31, 2016 as compared to June 30, 2015, due to a reduction of overnight funding.
Stockholders' equity increased $6.4 million at March 31, 2016 when compared to June 30, 2015. Accumulated other comprehensive loss, net of related deferred tax effect, reflected a decrease of unrealized losses of $1.1 million since June 30, 2015 and improved stockholders' equity. Retained earnings increased by $5.0 million due to net income of $7.4 million and partially offset by the payment of cash dividends of $2.4 million.
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

	Three Months Ended March 31,
	2016			2015
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans and leases receivable(1)(3)	$903,698	$10,131	4.51%	$861,736	$9,197	4.33%
Investment securities(2)(3)	170,839	780	1.84	233,962	830	1.44
Correspondent bank stock	4,348	27	2.50	5,143	33	2.60
Total interest-earning assets	1,078,885	$10,938	4.08%	1,100,841	$10,060	3.71%
Noninterest-earning assets	74,301			78,432
Total assets	$1,153,186			$1,179,273
Interest-bearing liabilities:
Deposits:
Checking and money market	$415,108	$296	0.29%	$391,645	$225	0.23%
Savings	115,298	59	0.21	99,196	49	0.20
Certificates of deposit	249,763	592	0.95	294,573	572	0.79
Total interest-bearing deposits	780,169	947	0.49	785,414	846	0.44
FHLB advances and other borrowings	70,406	110	0.63	90,707	79	0.35
Subordinated debentures payable to trusts	24,661	279	4.55	24,837	286	4.67
Total interest-bearing liabilities	$875,236	$1,336	0.61%	$900,958	$1,211	0.55%
Noninterest-bearing deposits	136,876			141,370
Other liabilities	32,125			34,495
Total liabilities	1,044,237			1,076,823
Equity	108,949			102,450
Total liabilities and equity	$1,153,186			$1,179,273
Net interest income; interest rate spread(4)		$9,602	3.47%		$8,849	3.16%
Net interest margin(4)(5)			3.58%			3.26%
Net interest margin, TE(6)			3.64%			3.33%
_____________________________________

(1)	Includes loan fees and interest on accruing loans and leases past due 90 days or more.

(2)	Includes federal funds sold and interest earning reserve balances at the Federal Reserve Bank.

(3)	Yields do not reflect the tax-exempt nature of loans, equipment leases and municipal securities.

(4)	Percentages for the three months ended March 31, 2016 and 2015 have been annualized.

(5)	Net interest income divided by average interest-earning assets.

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

	Nine Months Ended March 31,
	2016			2015
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans and leases receivable(1)(3)	$911,184	$30,194	4.41%	$842,062	$28,549	4.52%
Investment securities(2)(3)	174,523	2,275	1.73	309,539	2,984	1.28
Correspondent bank stock	4,547	85	2.49	6,766	144	2.84
Total interest-earning assets	1,090,254	$32,554	3.97%	1,158,367	$31,677	3.64%
Noninterest-earning assets	75,612			76,064
Total assets	$1,165,866			$1,234,431
Interest-bearing liabilities:
Deposits:
Checking and money market	$394,784	$775	0.26%	$395,476	$701	0.24%
Savings	107,045	164	0.20	118,616	180	0.20
Certificates of deposit	277,135	1,781	0.86	280,474	1,780	0.85
Total interest-bearing deposits	778,964	2,720	0.46	794,566	2,661	0.45
FHLB advances and other borrowings	75,542	294	0.52	131,175	1,632	1.66
Subordinated debentures payable to trusts	24,658	845	4.56	24,837	885	4.75
Total interest-bearing liabilities	$879,164	$3,859	0.58%	$950,578	$5,178	0.73%
Noninterest-bearing deposits	147,821			148,988
Other liabilities	31,340			32,262
Total liabilities	1,058,325			1,131,828
Equity	107,541			102,603
Total liabilities and equity	$1,165,866			$1,234,431
Net interest income; interest rate spread(4)		$28,695	3.39%		$26,499	2.91%
Net interest margin(4)(5)			3.50%			3.05%
Net interest margin, TE(6)			3.56%			3.11%
_____________________________________

(1)	Includes loan fees and interest on accruing loans and leases past due 90 days or more.

(2)	Includes federal funds sold and interest earning reserve balances at the Federal Reserve Bank.

(3)	Yields do not reflect the tax-exempt nature of loans, equipment leases and municipal securities.

(4)	Percentages for the nine months ended March 31, 2016 and 2015 have been annualized.

(5)	Net interest income divided by average interest-earning assets.

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

The reconciliation of the Net Interest Income (GAAP) to Net Interest Margin, TE (non-GAAP) is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
	(Dollars in Thousands)
Net interest income	$9,602	$8,849	$28,695	$26,499
Taxable equivalent adjustment	162	183	504	561
Adjusted net interest income	9,764	9,032	$29,199	$27,060
Average interest-earning assets	1,078,885	1,100,841	1,090,254	1,158,367
Net interest margin, TE	3.64%	3.33%	3.56%	3.11%

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

	Three Months Ended March 31,			Nine Months Ended March 31,
	2016 vs 2015			2016 vs 2015
	Increase (Decrease) Due to Volume	Increase (Decrease) Due to Rate	Total Increase (Decrease)	Increase (Decrease) Due to Volume	Increase (Decrease) Due to Rate	Total Increase (Decrease)
	(Dollars in Thousands)
Interest-earning assets:
Loans and leases receivable(1)	$493	$441	$934	$2,386	$(741)	$1,645
Investment securities(2)	(223)	173	(50)	(1,299)	590	(709)
Correspondent bank stock	(5)	(1)	(6)	(47)	(12)	(59)
Total interest-earning assets	$265	$613	$878	$1,040	$(163)	$877
Interest-bearing liabilities:
Deposits:
Checking and money market	$12	$59	$71	$(1)	$75	$74
Savings	7	3	10	(16)	—	(16)
Certificates of deposit	(84)	104	20	(20)	21	1
Total interest-bearing deposits	(65)	166	101	(37)	96	59
FHLB advances and other borrowings	(18)	49	31	(692)	(646)	(1,338)
Subordinated debentures payable to trusts	(2)	(5)	(7)	(6)	(34)	(40)
Total interest-bearing liabilities	$(85)	$210	$125	$(735)	$(584)	$(1,319)

Net interest income increase	$350	$403	$753	$1,775	$421	$2,196
_____________________________________

(1)	Includes loan fees and interest on accruing loans and leases past due 90 days or more.

(2)	Includes federal funds sold and interest earning reserve balances at the Federal Reserve Bank.

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
The amount of the credit loss component of a security impairment is estimated as the difference between amortized cost and the present value of the expected cash flows of the security. The present value is determined using the best estimate cash flows discounted at the effective interest rate implicit to the security at the date of purchase or the current yield to accrete an asset-backed or floating rate security. At March 31, 2016, the Company does not have other-than-temporarily impaired securities for which credit losses exist.
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
The Company has included MSRs as a critical accounting policy because the use of estimates for determining fair value using present value concepts may produce results which may significantly differ from other fair value analysis, perhaps even to the point of recording impairment. The risk to net income is when the underlying mortgages are paid off significantly faster than the assumptions used in the previously recorded amortization. Estimating future cash flows on the underlying mortgages is a difficult analysis and requires judgment based on the best information available. The Company looks at alternative assumptions and projections when preparing a reasonable and supportable analysis. Based on the Company's analysis of MSRs, an impairment valuation of $407,000 has been recorded for temporary impairment at March 31, 2016.
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
Nonperforming assets (i.e., nonaccrual loans and leases, accruing loans and leases delinquent more than 90 days and foreclosed assets) increased $2.7 million during the fiscal year to $15.9 million at March 31, 2016. The ratio of nonperforming assets to total assets, which is one indicator of credit risk exposure, increased to 1.40% at March 31, 2016, from 1.12% at June 30, 2015.
Nonaccruing loans and leases increased to $15.8 million at March 31, 2016 compared to $13.1 million at June 30, 2015. Included in nonaccruing loans and leases at March 31, 2016 was one consumer residential relationship of $107,000, four commercial business relationships totaling $1.3 million, five commercial real estate relationships totaling $5.7 million, seven agricultura

l real estate relationships totaling $3.2 million, one agricultural business relationship of $5.5 million, and eight consumer relationships totaling $134,000.
There were $15,000 of accruing loans and leases delinquent more than 90 days at March 31, 2016 compared to none at June 30, 2015.
The Company's nonperforming loans and leases, which represent nonaccrual loans and leases plus those past due over 90 days and still accruing were $15.8 million, an increase of $2.7 million from the levels at June 30, 2015. Dairy related loans included in the nonperforming loans at March 31, 2016 were less than one-third of the total nonperforming loans, which is less when compared to June 30, 2015. The risk rating system in place is designed to identify and manage the nonperforming loans and leases. Commercial and agricultural loans and equipment finance leases will have specific reserve allocations based on collateral values or based on the present value of expected cash flows if the loans or leases are deemed impaired. Loans and leases that are not performing do not necessarily result in a loss.
As of March 31, 2016, the Company had $99,000 of foreclosed assets which was consumer related and primarily comprised of residential real estate collateral.
At March 31, 2016, the Company had designated $27.0 million of its assets as classified, which management has determined need to be closely monitored because of possible credit problems of the borrowers or the cash flows of the secured properties. This amount includes $2.7 million of unused lines of credit for those borrowers that have classified assets. At March 31, 2016, the Company had $29.6 million in commercial real estate and commercial business loans purchased, of which $5.2 million was classified as substandard. These loans and leases were considered in determining the adequacy of the allowance for loan and lease losses. The allowance for loan and lease losses is established based on management's evaluation of the risks probable in the loan and lease portfolio and changes in the nature and volume of loan and lease activity. Such evaluation, which includes a review of all loans and leases for which full collectability may not be reasonably assured, considers the estimated fair market value of the underlying collateral, present value of expected principal and interest payments, economic conditions, historical loss experience and other factors that warrant recognition in providing for an adequate loan and lease loss allowance.
Although the Company's management believes that the recorded allowance for loan and lease losses was adequate to provide for probable losses on the related loans and leases, there can be no assurance that the allowance existing at March 31, 2016 will be adequate in the future.
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

The following table sets forth the amounts and categories of the Company's nonperforming assets from continuing operations for the periods indicated.

	March 31, 2016	June 30, 2015
	(Dollars in Thousands)
Nonaccruing loans and leases:
One- to four-family	$107	$112
Commercial business	1,277	2,398
Commercial real estate	481	359
Multi-family real estate	5,207	—
Agricultural real estate	3,153	4,482
Agricultural business	5,461	5,474
Consumer direct	26	45
Consumer home equity	108	237
Total nonaccruing loans and leases	15,820	13,107
Accruing loans and leases delinquent more than 90 days:
One- to four-family	15	—
Total accruing loans and leases delinquent more than 90 days	15	—
Foreclosed assets:
One- to four-family	95	111
Consumer direct	4	—
Consumer home equity	—	46
Total foreclosed assets(1)	99	157
Total nonperforming assets(2)	$15,934	$13,264
Ratio of nonperforming assets to total assets(3)	1.40%	1.12%
Ratio of nonperforming loans and leases to total loans and leases(4)	1.77%	1.43%
Accruing troubled debt restructures	$795	$2,767
_____________________________________

(1)	Total foreclosed assets do not include land or other real estate owned held for sale.

(2)	Nonperforming assets include nonaccruing loans and leases, accruing loans and leases delinquent more than 90 days and foreclosed assets.

(3)	Percentage is calculated based upon total consolidated assets of the Company.

(4)	Nonperforming loans and leases include nonaccruing loans and leases and accruing loans and leases delinquent more than 90 days.

The following table sets forth information with respect to activity in the Company's allowance for loan and lease losses from continuing operations during the periods indicated.

	Nine Months Ended March 31,
	2016	2015
	(Dollars in Thousands)
Balance at beginning of period	$11,230	$10,502
Charge-offs:
Commercial business	—	(32)
Agricultural business	(96)	(462)
Consumer direct	(4)	(25)
Consumer home equity	(249)	(159)
Consumer OD & reserve	(92)	(164)
Total charge-offs	(441)	(842)
Recoveries:
Commercial business	64	45
Equipment finance leases	1	6
Commercial real estate	—	4
Agricultural real estate	—	2
Agricultural business	125	—
Consumer direct	6	12
Consumer home equity	35	25
Consumer OD & reserve	33	56
Consumer indirect	7	1
Total recoveries	271	151
Net (charge-offs)	(170)	(691)
Additions charged to operations	532	1,201
Allowance related to assets acquired (sold), net	—	—
Balance at end of period	$11,592	$11,012
Ratio of net charge-offs during the period to average loans and leases outstanding during the period (2)	0.02%	0.11%
Ratio of allowance for loan and lease losses to total loans and leases at end of period	1.30%	1.26%
Ratio of allowance for loan and lease losses to nonperforming loans and leases at end of period(1)	73.2%	84.4%
_____________________________________

(1)	Nonperforming loans and leases include nonaccruing loans and leases and accruing loans and leases delinquent more than 90 days.

(2)	Percentages for the nine months ended March 31, 2016 and 2015 have been annualized.

The distribution of the Company’s allowance for loan and lease losses and impaired loss summary as required by ASC Topic 310, “Accounting by Creditors for Impairment of a Loan” are summarized in the following tables.  The combination of ASC Topic 450, “Accounting for Contingencies” and ASC Topic 310 calculations comprise the Company’s allowance for loan and lease losses.

	General Allowance for Loan and Lease Losses	Specific Impaired Loan Valuation Allowance	General Allowance for Loan and Lease Losses	Specific Impaired Loan Valuation Allowance
Loan Type	March 31, 2016		June 30, 2015
	(Dollars in Thousands)
Residential	$273	$25	$269	$32
Commercial business	726	3	788	7
Commercial real estate	5,180	213	4,757	4
Agricultural	3,720	362	4,037	—
Consumer	975	115	1,100	236
Total	$10,874	$718	$10,951	$279

	Number of Loan Customers	Loan Balance	Impaired Loan Valuation Allowance	Number of Loan Customers	Loan Balance	Impaired Loan Valuation Allowance
Loan Type	March 31, 2016			June 30, 2015
	(Dollars in Thousands)
Residential	3	$157	$25	2	$148	$32
Commercial business	4	1,277	3	8	2,731	7
Commercial real estate	6	5,832	213	5	712	4
Agricultural	10	11,625	362	15	14,009	—
Consumer	33	902	115	44	1,192	236
Total	56	$19,793	$718	74	$18,792	$279

The allowance for loan and lease losses was $11.6 million at March 31, 2016, as compared to $11.2 million at June 30, 2015. The general valuation allowance decreased by $77,000 due to changes in historical loss data, portfolio performance attributes and loan balances for the nine months ended March 31, 2016 when compared to the beginning of the fiscal year. The specific valuation allowance increased by $439,000 to $718,000 and primarily was impacted by an increase in an agriculture business relationship and two commercial real estate relationships. The ratio of the allowance for loan and lease losses to total loans and leases was 1.30% at March 31, 2016, compared to 1.23% at June 30, 2015. The Company's management has considered nonperforming assets and other assets of concern in establishing the allowance for loan and lease losses. The Company continues to monitor its allowance for possible loan and lease losses and make future additions or reductions in light of the level of loans and leases in its portfolio and as economic conditions dictate. The current level of the allowance for loan and lease losses is a result of management's assessment of the risks within the portfolio based on the information revealed in credit reporting processes. The Company utilizes a risk-rating system on commercial business, agricultural, construction, multi-family and commercial real estate loans, including purchased loans. The Company periodically utilizes an external loan review to assist in the assessment of the appropriateness of risk ratings and of risks within the portfolio. A periodic credit review is performed on all types of loans and leases to establish the necessary reserve based on the estimated risk within the portfolio. This assessment of risk takes into account the composition of the loan and lease portfolio, historical loss experience for each loan and lease category, previous loan and lease experience, concentrations of credit, current economic conditions and other factors that in management's judgment deserve recognition.
Real estate properties acquired through foreclosure are initially recorded at fair value (less a deduction for disposition costs). Valuations are periodically updated by management and a specific provision for losses on such properties is established by a charge to operations if the carrying values of the properties exceed their estimated net realizable values.
At March 31, 2016, the Company also had an allowance for credit losses on off-balance sheet credit exposures of $93,000. This amount is maintained as a separate liability account to cover estimated potential credit losses associated with off-balance sheet credit instruments such as off-balance sheet loan commitments, standby letters of credit, and guarantees and is recorded in other liabilities in the Consolidated Statements of Financial Condition.
Losses on mortgage loans previously sold are recorded when the Bank indemnifies or repurchases mortgage loans previously sold. The representations and warranties in our loan sale agreements provide that we repurchase or indemnify the investors for losses or costs on loans we sell under certain limited conditions. At March 31, 2016, the Company recorded a $43,000 recourse liability for mortgage loans sold, which is an increase of $1,000 since June 30, 2015.
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
Comparison of the Three Months Ended March 31, 2016 and March 31, 2015
General.    The Company's net income was $2.1 million or $0.29 for basic and diluted earnings per common share for the quarter ended March 31, 2016, a $1.4 million increase compared to of $719,000 or $0.10 for basic and diluted earnings per common share for the quarter ended March 31, 2015. The third quarter of fiscal 2016 resulted in a return on average equity (i.e., net income divided by average equity) of 7.64%, compared to 2.85% for the same quarter of the prior year, while the return on average assets (i.e., net income divided by average assets) was 0.72% compared to 0.25%, respectively. As discussed in more detail below, the increases were due primarily to the net loss on the sale on securities of $1.1 million and the loss on the disposition of closed-branch fixed assets recorded in the prior fiscal year's quarter; no entries related to these types of transactions were recorded in the current quarter of fiscal 2016. Noninterest expense decreased by $910,000 in the third quarter of fiscal 2016 when compared to the same period a year ago due primarily to reductions in compensation and employee benefits expense and other costs which have been influenced as the Company prepares for the proposed merger. The overall net increase in pre-tax income resulted in additional provision for income taxes of $880,000 for the current quarter when compared to the same quarter one year earlier.
Interest, Dividend and Loan Fee Income.    Interest, dividend and loan fee income was $10.9 million for the quarter ended March 31, 2016, as compared to $10.1 million for the same quarter of the prior year, an increase of $878,000 or 8.7%. Interest earned on loans and leases receivable totaled $10.1 million for the current quarter which is an increase of $934,000 when compared to the same quarter of the prior fiscal year. The average balance of loans and leases receivable was $903.7 million for the quarter ended March 31, 2016, an increase of 4.9%, but the average yield increased by 18 basis points to 4.51% in the quarter-over-quarter comparison. Interest earned on investment securities and interest-earning deposits decreased by $56,000, to $807,000 for the current quarter compared to $863,000 for the quarter ended March 31, 2015. The average yield on investment securities and interest-earning deposits increased by 39 basis points to 1.85%, but the average balance decreased by $63.9 million to $175.2 million for the quarter ended March 31, 2016. Overall, the average balance of total interest-earning assets decreased by 2.0%, however the change in average balance mix from investments to loans and leases receivable resulted in an increase in total interest and dividend revenue of $265,000. The average yield on interest-earning assets increased by 37 basis points due to the shift in the mix to the higher yielding loan and lease receivable balances and resulted in an increase to interest and dividend revenue of $613,000 attributable to yields when compared to the same quarter a year earlier.
As mentioned above, the average yield on interest-earning assets increased, when compared to the same quarter a year earlier, primarily due to the higher percentage of loans and leases receivable in the interest-earning asset portfolio. Loans and leases receivable comprised 84% of the interest-earning assets for the quarter ended March 31, 2016 compared to 78% for the quarter one year earlier. Since the average rate earned on loans and leases receivable is higher than the other interest-earning assets, the overall yield on interest-earning assets increased. This balance sheet repositioning occurred in the second and third quarters of fiscal 2015 when the Company liquidated lower-yielding available-for-sale investment securities to reduce FHLB term borrowings and improve overall net interest margin.
Interest Expense.    Interest expense was $1.3 million for the quarter ended March 31, 2016, as compared to $1.2 million for the same quarter of the prior year, an increase of $125,000 or 10.3%. Interest expense related to interest-bearing deposits increased by $101,000 due to a $166,000 increase from higher rates and partially offset by a $65,000 decrease attributable to lower average balances. The average rate on interest-bearing deposits increased by five basis points to 0.49% for the quarter ended March 31, 2016. Interest expense related to the FHLB advances and other borrowings increased by $31,000 due to an increase in the rate paid but offset by a reduction in average balances. The average rate paid increased by 28 basis points when comparing the current quarter to the same quarter a year ago and resulted in an interest expense increase of $49,000, while the average balance decrease of $20.3 million resulted in interest savings of $18,000.

Net Interest Income.    Net interest income for the third quarter of fiscal 2016 was $9.6 million, an increase of $753,000 or 8.5%, compared to fiscal 2015, due primarily to an increase in loan and lease receivable interest income of $878,000, or an 8.7% increase in this comparison. The net interest margin was 3.58%, compared to 3.26% for the same quarter of the prior fiscal year, an increase of 32 basis points, while the Company's net interest margin on a fully taxable equivalent basis was 3.64% as compared to 3.33%. This increase in NIM, TE was strategically executed in the second fiscal quarter of 2015 when the Company prepaid $84.9 million of FHLB term advances and recognized a pre-tax charge of $4.1 million to reposition the balance sheet and improve net interest margins moving forward. The Company also sold available-for-sale investment securities that had lower yielding rates to fund these prepayments, which resulted in a loss on sale of securities in the third quarter of 2015. In the third quarter of fiscal 2016, fees received from prepayment of a loan amounted to $224,000 of income recognized and enhanced the net interest margin percentage by 8 basis points.The yield on interest-earning assets increased 37 basis points to 4.08% for the third quarter of fiscal 2016, while the average rate paid on interest-bearing liabilities increased 6 basis points to 0.61%. Average balances decreased when compared to the same quarter from the prior fiscal year for interest-earning assets and interest-bearing liabilities by 2.0% and 2.9%, respectively, due in part to the balance sheet restructuring mentioned earlier. The Company continues to have a diversified loan portfolio comprised of a mix of consumer and business type lending. This mix helps the Company manage the net interest margin and interest rate risk by retaining loan and lease production on the balance sheet or by looking at alternatives through secondary markets.
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
Provision for losses on loans and leases decreased to $162,000 for the quarter ended March 31, 2016, as compared to $282,000 in the prior year's quarter. Factors impacting the provision recorded during the third quarter were net charge-offs of $29,000, loan and lease receivable decreases of $13.3 million, and valuation allowance on impaired loans increases of $474,000 since December 31, 2015. In addition, nonperforming assets increased by $4.8 million while classified assets increased by $4.6 million during the recent quarter. In comparing the third quarter of fiscal 2016 to fiscal 2015, net charge-offs decreased to $29,000 from $203,000 in the prior year period and loan and lease balances increased by $16.5 million in the third quarter of fiscal 2015 compared to the reduction in loan balances exhibited during the current quarter. The increase in loan balances in the prior year's quarter and the greater amount of net charge offs was the primary factor in the larger provision in the prior year's quarter. In addition, the valuation allowance on impaired loans was $718,000 at March 31, 2016, compared to $521,000 a year ago and classified assets decreased by $3.2 million to $27.0 million. Nonperforming assets increased by $2.9 million to $15.9 million at March 31, 2016, when compared to March 31, 2015.
The allowance for losses on loans and leases at March 31, 2016, was $11.6 million. The allowance increased from the March 31, 2015 balance of $11.0 million due to an increase in the general allowance stemming from the increase in loan balances over the time between period-ends and adjusted for changes in environmental factors and loan loss history and specific valuation allowance recorded on impaired loans. The ratio of allowance for loan and lease losses to nonperforming loans and leases at March 31, 2016, was 73.2% compared to 84.4% at March 31, 2015. The allowance for loan and lease losses to total loans and leases ratio at March 31, 2016, was 1.30% compared to 1.26% at March 31, 2015. Management believes that the March 31, 2016, recorded allowance for loan and lease losses is adequate to provide for probable losses on the related loans and leases, based on its evaluation of the collectability of loans and leases and prior loss experience.
Noninterest Income.    Noninterest income was $2.5 million for the quarter ended March 31, 2016, an increase of $447,000 as compared to the quarter ended March 31, 2015. For the third quarter of fiscal 2016, increases from the prior fiscal year's third quarter included a net change from prior year period loss on sale of investment securities of $1.1 million. Overall, this net increase was partially offset by a decrease in fees on deposits and loan servicing income of $165,000 and $419,000, respectively.
No sale of securities occurred in the current quarter and resulted in a net increase of $1.1 million change for the third quarter of fiscal 2016, as compared to a net loss recognized in the third quarter of fiscal 2015. For the quarter ended March 31, 2015, gross proceeds received totaled $118.7 million and resulted in a net loss of $1.1 million. The larger amount of sales in the previous year's quarter were due to the balance sheet repositioning where the lower interest earning investments were sold to help fund the extinguishment of debt.
Net gain on the sale of loans totaled $497,000, an increase of $40,000 for the three months ended March 31, 2016, as compared to the prior fiscal year's quarter. This increase was due to increased new home purchase and refinance originations when compared to the same quarter a year ago. Origination activity for residential lending continues to remain sound due to the local economic climate and favorable interest rates relative to historical levels.
Fees on deposits decreased by $165,000 for the third quarter of fiscal 2016 when compared to the same period of the prior year primarily due to decreases in NSF/overdraft fees of $86,000 and point-of-sale income reductions of $64,000. NSF/overdraft fee decreases were attributed to reduced volume of transactions and point-of-sale income decreases were primarily due to reduced volume and interchange fees per transaction.
Loan servicing income decreased by $419,000 to a loss in noninterest income of $100,000 for the third quarter of fiscal 2016. A provision for a valuation allowance for mortgage servicing rights of $407,000 was recorded during the current quarter due in part to effects of lower market rates. No provision or valuation allowance was recorded in the same quarter a year ago. In the quarter-over-quarter comparison, servicing fee income decreased by $48,000 due to a decreasing servicing asset base and an overall lesser net servicing fee percentage which is based on investor mix and modified for delinquencies. Amortization expense, which is a component of net loan servicing income, was $356,000 for the third quarter of fiscal 2016 and represented a decrease in expense of $36,000 when compared to the third quarter of fiscal 2015 due to an assessment of prepayment speeds and lower asset base.
Noninterest Expense.    Noninterest expense was $8.9 million for the quarter ended March 31, 2016, as compared to $9.8 million for the quarter ended March 31, 2015, a decrease of $910,000, or 9.3%. This decrease was due primarily to the reduction in compensation costs of $761,000 and complemented by a decrease in occupancy and equipment of $243,000 and a reduction in marketing and community investment costs of $222,000. This decrease was partially offset by an increase in professional fees of $197,000, when compared to the same period of the prior year. For the third quarter of fiscal 2016, there was approximately $350,000 of merger-related costs related to the pending merger with Great Western Bancorp, Inc. announced on November 30, 2015.
Compensation and employee benefits were $4.9 million for the three months ended March 31, 2016, a decrease of $761,000, or 13.4% when compared to the quarter ended March 31, 2015. Decreases in base salary compensation, retirement plan costs, and health insurance benefit expense were the primary components to the decrease in compensation expense as compared to the the third quarter of fiscal 2015 as they decreased by $652,000 and $103,000, respectively. Total base salaries and wages were impacted by a decrease in average FTEs of 12.4%, or about 36 FTE, to an average of 257 FTEs for the three months ended March 31, 2016 when compared to the same quarter of the prior fiscal year. Retirement plan costs were reduced due to the freezing of contributions to the pension plan effective July of 2015, whereas the prior year's quarter included service costs related to the pension plan. Partially offsetting the decreases was an increase in expense of $145,000 related to appreciated gains recognized for exercised stock appreciation rights. As the Company's stock price increased beyond the exercise price, rights which have been fully vested previously were used to acquire Company stock. This appreciation above the exercise price was expensed in the stock acquisition transaction for various transactions processed in the quarter.
Occupancy and equipment decreased by $243,000, or 18.3%, to $1.1 million for the quarter ended March 31, 2016 when compared to the same period of the prior year. This was due in part to a reduction in the number of branch offices, as well as reduced purchases of equipment and the minimizing of capital expenditure expenses during the period.
Marketing and community investment was $222,000 for the quarter ended March 31, 2016, which is a decrease of $222,000 when compared to the third quarter of fiscal 2015. This reduction was due to reduced branding activity and efforts as the Company prepared to finalize the upcoming merger.
Professional fees were $644,000 for the three months ended March 31, 2016, an increase of $197,000 when compared to the same quarter ended March 31, 2015. The increase was due primarily to merger-related activities.
Income tax expense.    The Company's income tax expense for the quarter ended March 31, 2016, increased to $1.0 million compared to $123,000 for the same period of the prior fiscal year. The effective tax rates were 32.6% and 14.6% for the quarter ended March 31, 2016 and 2015, respectively. The previous year's tax rate is lower than the current year's rate due to a higher percentage of permanent tax items to pretax net income in the prior year where earnings were substantially less. This reduced the effective tax rate to a lower than anticipated amount in the previous year.

Comparison of the Nine Months Ended March 31, 2016 and March 31, 2015
General.    The Company's net income was $7.4 million or $1.05 for basic and diluted earnings per common share for the nine months ended March 31, 2016, a $5.7 million increase in net income compared to $1.7 million or $0.24 for basic and diluted earnings per common share for the same period of the prior year. For the first nine months of fiscal 2016, the return on average equity (i.e., net income divided by average equity) was 9.16%, compared to 2.16% in the same period of the prior year, while the return on average assets (i.e., net income divided by average assets) was 0.84% and 0.18%, respectively. During the second and third quarters of fiscal 2015, the Company implemented a balance sheet repositioning initiative to improve net interest margins. In the second fiscal quarter of fiscal 2015, the prepayment of FHLB term advances resulted in a charge of $4.1 million to noninterest expense, or a $2.5 million impact net of tax. In addition, the Company recorded a gain on the sale of a bank branch which resulted in a net pre-tax gain of $2.8 million during the first quarter of fiscal 2016. Other significant changes when comparing to the first nine months of fiscal 2016 to the same period a year earlier included: interest expense on borrowings decreased by $1.3 million, the provision for loans and leases decreased by $669,000, compensation and employee benefits increased by $658,000, and professional fees increased by $716,000.
Interest, Dividend and Loan Fee Income.    Interest, dividend and loan fee income was $32.6 million for the nine months ended March 31, 2016, as compared to $31.7 million for the same period of the prior year, an increase of $877,000. Interest earned on loans and leases receivable totaled $30.2 million for the first nine months of fiscal 2016 which is a net increase of $1.6 million, when compared to the same period of the prior fiscal year, due primarily to an increase in the average loan balances. The average balance of loans and leases receivable increased by $69.1 million, or 8.2% for the first nine months of fiscal 2016 as compared to the same period in fiscal 2015. This change was partially offset by a decrease in the average yield on interest earned from loans and leases receivable, which decreased by 11 basis points to 4.41% in the year-over-year comparison. The previous fiscal year's yield was aided by the net recovery of $569,000 of nonaccrued interest during the year, which improved the yield by approximately 6 basis points. The current fiscal year's yield was aided by the net recovery of $252,000 of nonaccrued interest through the first nine months, which improved the yield by approximately 3 basis points. Interest earned on investment securities and interest-earning deposits decreased by $768,000 in the year-over-year comparison to $2.4 million for the nine month period ended March 31, 2016, due primarily to the reduction in mortgage-backed securities balances from the sale of investment securities during the third quarter of fiscal 2015, which resulted in reduced average balances of investment securities for fiscal 2016. The average balance of investment securities and interest-earning deposits decreased by $137.2 million, or 43.4%, to $179.1 million for the nine month period ended March 31, 2016, while the average yield increased by 43 basis points to 1.75%. Overall, the average balance of total interest-earning assets decreased by 5.9% but resulted in an increase to revenue of $1.0 million in comparison due to the large increase in loans and leases receivable within the earning asset mix. This increase to revenue was offset by the net reduction of interest income of $163,000 as a result of the decrease in yield on loans and leases receivable. Even though the yield earned on loans and leases receivable decreased by 11 basis points, the average yield on interest-earning assets increased by 33 basis points due to the higher composition of loans and leases receivable within total earning assets.
Interest Expense.    Interest expense was $3.9 million for the nine months ended March 31, 2016, as compared to $5.2 million for the same period of the prior year, a decrease of $1.3 million or 25.5%. Interest expense related to FHLB advances and other borrowings decreased by $1.3 million due to the reduction of term borrowings from the FHLB which were prepaid in the second fiscal quarter of fiscal 2015. The average balance decrease resulted in reduced interest expense of $692,000, while the average rate decrease of 114 basis points resulted in a reduction in interest expense of $646,000. Interest expense on subordinated debentures decreased by $40,000 for the nine months ended March 31, 2016, when compared to the prior fiscal year, due primarily to the maturity of two interest rate contracts totaling $5.0 million in notional value which paid a weighted average rate of 6.58% while they were effective. Interest expense related to interest-bearing deposits increased by $59,000. A $96,000 increase was the result of reduced rates paid and partially offset by a $37,000 decrease due to average balance changes. The average rate on interest-bearing deposits was 0.46% for the nine months ended March 31, 2016, as compared to 0.45% for the same period of the prior year. Noninterest-bearing deposits decreased by $1.2 million to an average balance of $147.8 million for the nine months ended March 31, 2016, as compared to the prior year.
Net Interest Income.    Net interest income for fiscal 2016 was $28.7 million, an increase of $2.2 million, or 8.3%, compared to fiscal 2015, due to a decrease in interest expense of $1.3 million or 25.5% and an increase in interest income of $877,000.  The net interest margin for the first nine months of fiscal 2016 was 3.50% as compared to 3.05% for the prior fiscal year, an increase of 45 basis points. The Company's net interest margin on a fully taxable equivalent basis was 3.56% for the nine months ended March 31, 2016, as compared to 3.11% for the prior fiscal year. The yield on interest-earning assets increased 33 basis points to 3.97% for fiscal 2016, while the average rate paid on interest-bearing liabilities decreased 15 basis points to 0.58% in fiscal 2016. In fiscal 2016, the average balances decreased from a year ago for interest-earning assets and interest-bearing liabilities by 5.9% and 7.5%, respectively. The average yield on interest-earning assets increased primarily due to the higher yielding mix of assets related to the increased average loan balances. The Company continues to have a diversified loan portfolio comprised of a mix of consumer and business type lending. This mix helps the Company manage the net interest margin and i nterest rate risk by retaining loan and lease production on the balance sheet or by looking at alternatives through secondary markets.
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
Provision for losses on loans and leases decreased $669,000, to $532,000 for the nine months ended March 31, 2016, as compared to $1.2 million for the same period in the prior year. The decrease in the provision as compared to the same nine month period of the prior fiscal year, is primarily due to the change in net loan growth when comparing the current fiscal year's nine month period to the same period of the prior year. The allowance for loan and lease losses was impacted by an increase in the specific valuation on impaired loans, while a decrease in net charge-offs reduced the amount of provision needed in fiscal 2016. For the nine months ended March 31, 2016, total loans decreased by $22.2 million from June 30, 2015, compared to loan growth of $59.7 million for the same period of the prior fiscal year. Net charge-offs for the current year-to-date period totaled $170,000, compared to the $691,000 of net charge-offs in the prior year period. The specific valuation allowance on impaired loans in accordance with ASC 310 increased by $439,000 since June 30, 2015, while the allowance in accordance with ASC 450 decreased $77,000, which was primarily due to the reduction in total loan and lease balances. In the prior year, the specific valuation allowance increased $38,000 from the previous fiscal year end and the general valuation allowance increased $472,000. Total nonperforming loans increased by $2.7 million during the nine month period ended March 31, 2016, as compared to a $4.3 million decrease for the same period of the prior fiscal year.
The allowance for losses on loans and leases at March 31, 2016 was $11.6 million, which is higher than the amount reported at March 31, 2015 of $11.0 million. The ratio of allowance for loan and lease losses to total loans and leases was 1.30% at March 31, 2016, compared to 1.26% at March 31, 2015. The specific valuation allowance of $718,000, which is comprised primarily of agriculture and commercial real estate loans, increased by $197,000 from March 31, 2015. At March 31, 2016 the general valuation allowance of $10.9 million is an increase of $383,000 since March 31, 2015, and was evaluated primarily based upon a review of historical loss and environmental factors and applied to loan and lease balances outstanding, which increased since the year ago period. The balance of total loans and leases at March 31, 2016 was $892.2 million, and was an increase of $20.6 million from March 31, 2015. The ratio of allowance for loan and lease losses to nonperforming loans and leases at March 31, 2016, was 73.2% compared to 84.4% at March 31, 2015. The Bank's management believes that the March 31, 2016 recorded allowance for loan and lease losses is adequate to provide for probable losses on the related loans and leases, based on its evaluation of the collectability of loans and leases and prior loss experience.
Noninterest Income.    Noninterest income was $12.3 million for the nine months ended March 31, 2016, as compared to $8.5 million for the same period of the prior fiscal year, which represents an increase of $3.8 million or 44.3%. This increase was due primarily to the bank branch sale which netted a pre-tax gain of $2.8 million in the first quarter of fiscal year 2016. In addition, net gain on sale of loans and net gain or loss on sale of investment securities increased by $464,000 and $1.1 million, respectively. The $461,000 charge for disposal of closed-branch fixed assets in the same period of the prior fiscal year also contributed to the overall increase in noninterest income for the current fiscal year. These increases were partially offset by the decreases in fees on deposits of $487,000 and net loan servicing income of $470,000.
Net gain on the sale of loans totaled $1.9 million, an increase of $464,000 for the nine months ended March 31, 2016, as compared to the same period of the prior fiscal year. This increase was due to increased home purchase and refinance originations when compared to the same nine month period a year ago. Origination activity for residential lending continues to remain sound due to the local economic climate and favorable interest rates relative to historical levels.
Net gain on the sale of securities totaled $20,000, for the nine months ended March 31, 2016 and is an increase of $1.1 million from the net loss reported for the same period of the prior fiscal year. The Company received proceeds of $12.5 million for net gains of $20,000 for the first nine months of fiscal 2016 as compared to proceeds received of $140.3 million for net losses of $1.1 million for the first nine months of fiscal 2015.
A retail branch office was closed in the first fiscal quarter of 2015 which resulted in a loss on disposal of closed-branch fixed assets of $461,000, which reduced other income. The closure was made in the continued efforts to increase efficiencies through reduced operating expenses.
Loan servicing income, net, decreased by $470,000 to $564,000 for the first nine months of fiscal 2016. A provision for a valuation allowance for mortgage servicing rights of $407,000 was recorded due in part to effects of lower market rates.

Amortization expense, which is a component of net loan servicing income, decreased by $63,000 while servicing fees received decreased by $126,000. Servicing fees decreased primarily due to a decreasing servicing asset base.
Fees on deposits decreased by $487,000 for the first nine months of fiscal 2016 when compared to the same period of the prior year primarily due to decreases in NSF/overdraft fees, point-of-sale income and net service charge fees of $253,000, $141,000 and $85,000, respectively. NSF/overdraft fee decreases were attributed to reduced transactions and point-of-sale incentive income decreases were primarily due to reduced interchange fees per transaction.
Noninterest Expense.    Noninterest expense was $29.3 million for the nine months ended March 31, 2016, compared to $32.0 million for the nine months ended March 31, 2015, a decrease of $2.7 million, or 8.4%. During the second quarter of fiscal 2015, a total of $84.9 million in long-term FHLB advances were prepaid, which resulted in a one-time pre-tax charge to other noninterest expense of $4.1 million. When excluding this charge, noninterest expense increased $2.3 million over the same nine month period of the prior fiscal year. The primary drivers of the increase in expense were compensation and employee benefits increases of $658,000, professional fees of $716,000 and other noninterest expense of $471,000. In addition, check and data processing increased by $205,000. Partially offsetting these increases were a decrease in marketing and community investment of $351,000 and a decrease in equipment and occupancy costs of $165,000, respectively.
Compensation and employee benefits were $17.1 million for the nine months ended March 31, 2016, an increase of $658,000, or 4.0% when compared to the same period ended March 31, 2015. Increases in variable pay, stock compensation related to stock appreciation rights and health insurance benefit expense were the primary components to the increase in compensation expense as compared to the first nine months of fiscal 2015 as they increased by $306,000, $167,000 and $409,000, respectively. Compared to the prior year period, salaries and wages and retirement plan costs decreased by $68,000 and $116,000, respectively. Variable pay was higher than the prior year period due to increased mortgage commissions of $146,000 and other incentive pay of $175,000. Mortgage commissions increased due to increased mortgages closed during the first nine months of fiscal 2016 when compared to the same period of fiscal 2015. Incentive pay increased due to improved outcomes during the current fiscal year. Stock compensation expense increased by $167,000 due to the appreciation and exercise of fully vested stock appreciation rights. Health and insurance benefit increases resulted from specific claim incidents in addition to higher costs due to utilization. Average FTEs for the first nine months of fiscal 2016 totaled 281, which is six FTEs lower than the average FTEs for the same period a year earlier, which contributed to reduced salary and wage expense from the prior fiscal year. The pension plan freeze for contributions starting in July of 2015 resulted in a decrease in expense for the current fiscal year to date period.
Professional fees were $2.2 million for the nine months ended March 31, 2016, an increase of $716,000 when compared to the same period ended March 31, 2015. The increase was due primarily to merger-related costs incurred as a result of the pending merger with Great Western Bancorp, Inc. announced on November 30, 2015.
Other noninterest expense increased by $471,000 for the first nine months of fiscal 2016 when compared to the same period of the prior year primarily due to increased loan servicing costs, website expense, repossessed assets and postage. Loan servicing costs increased by $171,000 primarily related to increased mortgage volumes. Website expense was $90,000 higher as a result of the Company's investment into the improvement of its mobile banking platform. Repossessed and foreclosed assets cost increased by $83,000 over the same period of the prior fiscal year. There was also $49,000 in one-time cost in postage and materials incurred for customer communication of the pending merger agreement.
Marketing and community investment costs decreased by $351,000 to $841,000 for nine months ended March 31, 2016 due to reduced marketing activity.
Income tax expense.    The Company's income tax expense for the nine months ended March 31, 2016 increased by $3.6 million to $3.8 million when compared to the same period of the prior fiscal year. The effective tax rates were 33.8% and 11.0% for the nine months ended March 31, 2016 and 2015, respectively. The previous year's tax rate is lower than the current year's rate due to a higher percentage of permanent tax items to pretax net income in the prior year where earnings were substantially less. This reduced the effective tax rate to a lower than anticipated amount in the previous year.

Liquidity and Capital Resources
The Company's liquidity is comprised of three primary classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Net cash used in financing activities of $49.4 million was partially offset by net cash provided by operating and investing activities for the nine months ended March 31, 2016 of $15.6 million and $31.6 million, respectively. For the same period ended March 31, 2015, net cash used in financing activities of $139.9 million was partially offset by cash provided by operating and investing activities of $9.0 million and $126.6 million, respectively. The results were a decrease in cash and cash equivalents of $2.2 million for the nine months ended March 31, 2016 compared to a decrease in cash and cash equivalents of $4.3 million for the same period of the prior fiscal year.
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
Liquidity management is both a daily and long-term responsibility of management. The Bank adjusts its investments in liquid assets based upon management's assessment of (i) expected loan demand, (ii) projected loan sales, (iii) expected deposit flows, (iv) yields available on interest-bearing deposits, and (v) the objectives of its asset/liability management program. Excess liquidity is invested generally in interest-bearing overnight deposits and other short-term government and agency obligations. During the nine months ended March 31, 2016, the Bank decreased its borrowings with the FHLB and other borrowings by $191,000.
Although in-market deposits is one of the Bank's primary source of funds, the Bank's policy has been to utilize borrowings where the funds can be invested in either loans or securities at a positive rate of return or to use the funds for short-term liquidity purposes. At March 31, 2016, the Bank had the following sources of additional borrowings:

•	$15.0 million in an uncommitted, unsecured line of federal funds with First Tennessee Bank, NA;

•	$20.0 million in an uncommitted, unsecured line of federal funds with Zions Bank;

•	$52.8 million of available credit from the Federal Reserve Bank; and

•	$260.1 million of available credit from FHLB of Des Moines (after deducting outstanding borrowings with FHLB of Des Moines).
The Bank may also seek other sources of contingent liquidity including additional federal funds purchased lines with correspondent banks and lines of credit with the Federal Reserve Bank. There were no funds drawn on the uncommitted, unsecured line of federal funds with First Tennessee Bank, NA, Zions Bank and the Federal Reserve Bank at March 31, 2016. The Bank, as a member of the FHLB of Des Moines, is required to acquire and hold shares of capital stock in the FHLB of Des Moines equal to 0.12% of the total assets of the Bank at December 31 annually. The Bank is also required to own activity-based stock, which is based on 4.00% of the Bank's outstanding advances. These percentages are subject to change at the discretion of the FHLB Board of Directors.
In addition to the above sources of additional borrowings, the Bank has implemented arrangements to acquire out-of-market certificates of deposit as an additional source of funding. As of March 31, 2016, the Bank had $41.9 million in out-of-market certificates of deposit.
The Bank anticipates that it will have sufficient funds available to meet current loan commitments. At March 31, 2016, the Bank had outstanding commitments to originate and purchase mortgage and commercial loans of $20.8 million and to sell mortgage loans of $2.6 million. Commitments by the Bank to originate loans are not necessarily executed by the customer. The Bank monitors the ratio of commitments to funding for use in liquidity management. At March 31, 2016, the Bank had no outstanding commitments to purchase investment securities and no commitments to sell investment securities available for sale.
The Company has an available line of credit with United Bankers' Bank for liquidity needs of $4.0 million with no funds advanced at March 31, 2016. The line of credit was renewed on October 1, 2015 and is available through October 1, 2016. The Company has pledged 100% of Bank stock as collateral for this line of credit.

The Company uses its capital resources to pay dividends to its stockholders, to support organic growth, to make acquisitions, to service its debt obligations and to provide funding for investment into the Bank as Tier 1 capital.
The Company is subject to various regulatory capital requirements both at the Holding Company and at the Bank level administered by the Federal Reserve and the South Dakota Division of Banking, respectively. If a requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, seizure. Institutions not in compliance may apply for an exemption from the requirements and submit a recapitalization plan. At March 31, 2016, the Bank met all current capital requirements.

In July 2013, the Federal Reserve and other regulatory agencies issued final rules establishing a new comprehensive capital framework for U.S. banking organizations that would implement the Basel III capital framework and certain provisions of the Dodd-Frank Act. Under the final rules, compliance was required beginning January 1, 2015 for the Holding Company and Home Federal Bank, and included new minimum capital ratio requirements and modified regulatory capital adjustments and deductions. In addition, a transition period of the final rules is included for the capital conservation buffer which will become effective beginning January 1, 2016 through January 1, 2019, and will increase each risk-weighted asset minimum ratio requirements by 2.50% during the four year transition in equal increments annually. We believe we will continue to exceed all estimated well-capitalized regulatory requirements under these new rules on a fully phased-in basis. The Bank had a tier I capital ratio of 10.94% at March 31, 2016, which was higher than both the adequate-capitalized minimum ratio required of 4.00% and the well-capitalized minimum ratio requirement of 5.00%. The minimum total risk-based capital ratio requirement for well-capitalized institutions is 10.00% of risk-weighted assets. The Bank had a total risk-based capital ratio of 13.90% at March 31, 2016. For further details on capital and capital ratios for the Bank and the Company, see Note 2 of “Notes to Consolidated Financial Statements” of this Form 10-Q for additional information.
The Company has entered into interest rate swap contracts which are classified as cash flow hedge contracts, fair value hedge contracts, or non-designated derivative contracts. At March 31, 2016, the total notional amount of interest rate swap contracts was $38.4 million with a fair value net loss of $1.1 million. The Company is exposed to losses if the counterparties fail to make their payments under the contract in which the Company is in a receiving status. The Company minimizes its risk by monitoring the credit standing of the counterparties. The Company anticipates the counterparties will be able to fully satisfy their obligations under the remaining agreements. See Note 14 of "Notes to Consolidated Financial Statements" of this Form 10-Q for additional information.
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
In January 2016, FASB issued ASU 2016-01 “Financial Instruments-Overall” (ASC Topic 825-10), amending certain recognition guidelines pertaining to entities who hold financial assets or owe financial liabilities. The amendments supercede the guidance in the treatment and reporting of equity securities, with the fair value changes reported through net income. The guidance is effective for fiscal years beginning after December 15, 2017, including the interim periods within those periods. Early application is not permitted. The Company anticipates to apply this update in the first quarter for fiscal 2019 and does not expect the application to have a material effect on the Company's consolidated financial condition, results of operations or cash flows.
In February 2016, FASB issued ASU 2016-02 “Leases” (ASC Topic 842), disclosing the treatment and recognition of lease accounting for the lessee and lessor, whereby the lease creates a right-of-use asset for the lessee and a related lease liability for the lessee. Leases shorter than 12 months are not required in the application of this update. The guidance is effective for fiscal years beginning after December 15, 2018, including the interim periods within those periods. Early application is permitted. The Company anticipates that this will have a material impact to the Company's consolidated financial condition and results of operations and will further determine the impact on the related financial statements.
In March 2016, FASB issued ASU 2016-04 “Liabilities-Extinguishments of Liabilities” (Subtopic 405-20), providing guidance for consistency in determining and recording breakage costs related to prepaid store-valued products, such as vendor rewards programs where points are earned and used for purchasing goods. The guidance is effective for fiscal years beginning after December 15, 2017, including the interim periods within those periods. Early application is permitted. The Company anticipates to apply this update in the first quarter for fiscal 2019 and does not expect the application to have a material effect on the Company's consolidated financial condition, results of operations or cash flows.
In March 2016, FASB issued ASU 2016-05 “Derivatives and Hedging” (Topic 815), providing guidance for which a change in counterparties to a hedging arrangement. This guidance provides that a change in counterparty itself does not de-designate the hedging instrument. The guidance is effective for fiscal years beginning after December 15, 2016, including the interim periods within those periods. Early application is permitted. The Company anticipates to apply this update in the first quarter for fiscal 2018 and does not expect the application to have a material effect on the Company's consolidated financial condition, results of operations or cash flows.
In March 2016, FASB issued ASU 2016-09 “Compensation-Stock Compensation” (Topic 718), providing updated accounting guidance and rules in recording share-based payment transactions, including income tax consequences to the Company's employees. The guidance is effective for fiscal years beginning after December 15, 2016, including the interim periods within those periods. Early application is permitted. The Company anticipates to apply this update in the first quarter for fiscal 2018 and does not expect the application to have a material effect on the Company's consolidated financial condition, results of operations or cash flows.
Since January 1, 2016, the FASB issued ASU No. 2016-01 through 2016-10. Those not specifically detailed above were determined to not be applicable or have any impact on the Company's financial statements.
Subsequent Event
Management has evaluated subsequent events for potential disclosure or recognition through May 5, 2016, the date of the filing of the consolidated financial statements with the Securities and Exchange Commission.
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

As set forth below, the volatility of a rate change, the change in asset or liability mix of the Company or other factors may produce a decrease in net interest margin in an upward moving rate environment even as the net portfolio value (“NPV”) estimate indicates an increase in net value. The inverse situation may also occur. One approach used by the Company to quantify interest rate risk is an NPV analysis. This analysis calculates the difference between the present value of the liabilities and the present value of expected cash flows from assets and off-balance sheet contracts. The following tables set forth, at March 31, 2016 and June 30, 2015, an analysis of the Company's interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve. Management does not believe that the Company has experienced any material changes in its market risk position from that disclosed in the Company's Annual Report on Form 10-K for fiscal 2015 or that the Company's primary market risk exposures and how those exposures were managed during the nine months ended March 31, 2016 changed significantly when compared to June 30, 2015.

Even if interest rates change in the designated amounts, there can be no assurance that the Company's assets and liabilities would perform as set forth below. In addition, a change in U.S. Treasury rates in the designated amounts accompanied by a change in the shape of the Treasury yield curve would cause significantly different changes to the NPV than indicated below.

March 31, 2016
		Estimated Increase (Decrease) in NPV
Change in Interest Rates	Estimated NPV Amount	Amount	Percent
	(Dollars in Thousands)
Basis Points
+300	$235,522	$32,204	16%
+200	228,458	25,140	12
+100	218,080	14,762	7
—	203,318	—	—
-100	163,458	(39,860)	(20)

June 30, 2015
		Estimated Increase (Decrease) in NPV
Change in Interest Rates	Estimated NPV Amount	Amount	Percent
	(Dollars in Thousands)
Basis Points
+300	$245,413	$19,823	9%
+200	242,176	16,586	7
+100	235,938	10,348	5
—	225,590	—	—
-100	188,195	(37,395)	(17)
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

The following table shows the anticipated effect on net interest income from instantaneous parallel shocks (up and down)
in interest rates over the subsequent twelve month and twenty-four month period. As of March 31, 2016, the effect of an immediate and sustained 200 basis point increase in interest rates would be a decrease in net interest income of approximately
$1.7 million, or 4.5% in the first year, while the subsequent twelve month period is modeled to increase in net interest income by approximately $51,000, or 0.1%. Although unlikely in the current low interest rate environment, a 100 basis point decrease in rates would decrease net interest income by approximately $278,000, or 0.7% in the first year, while the subsequent twelve month period is modeled to decrease in net interest income by approximately $1.1 million or 2.9%.

March 31, 2016
	Year 1			Year 2
Change in Interest Rates	Estimated Net Interest Income	Net Interest Income Impact	Percent	Estimated Net Interest Income	Net Interest Income Impact	Percent
Basis Points	(Dollars in Thousands)
+300	$34,346	$(2,748)	(7)%	$36,694	$(534)	(1)%
+200	35,436	(1,658)	(4)	37,279	51	—
+100	36,340	(754)	(2)	37,480	252	1
—	37,094	—	—	37,228	—	—
-100	36,816	(278)	(1)	36,152	(1,076)	(3)
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of March 31, 2016, an evaluation was performed by the Company's management, including the Company's President and Chief Executive Officer and the Company's Senior Vice President, Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e)

and 15d-15(e) under the Securities Exchange Act of 1934, as amended) to provide reasonable assurance that information required to be disclosed in the reports the Company files and submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Based upon that evaluation, the Company's President and Chief Executive Officer and the Company's Senior Vice President, Chief Financial Officer and Treasurer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2016.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
PART II - OTHER INFORMATION
Item 1.    Legal Proceedings
On December 14, 2015, Shiva Y. Stein, a purported stockholder of the Company, filed a putative stockholder class action and derivative complaint in the Circuit Court of Minnehaha County, South Dakota captioned Stein v. HF Financial Corp., et al., No. 15-3373. The complaint was subsequently amended on March 7, 2016. The lawsuit names as defendants the Company, each of the current members of the Company’s Board of Directors and Great Western. The complaint asserts that the director defendants breached their fiduciary duties by purportedly failing to take adequate steps to enhance the Company’s stockholder value as a merger candidate by not acting independently to protect the interests of the Company’s stockholders and by failing to make adequate disclosure in the Registration Statement on Form S-4 as filed on March 3, 2016. The complaint further asserts that the Company and Great Western aided and abetted the purported breaches of fiduciary duty. The complaint seeks (i) a declaration that the action may be maintained as a class action; (ii) injunctive relief to prevent the consummation of the Merger; (iii) in the event the Merger is consummated, rescission of the transaction or rescissionary damages; (iv) an order directing the defendants to account to the plaintiff for damages because of alleged wrongdoing; (v) an award to plaintiff of costs and disbursements including attorneys’ and experts’ fees; and (vi) other relief as may be just and proper. On April 5, 2016, the plaintiff filed its Memorandum of Law in Support of Plaintiff's Motion for Preliminary Injunction. The Court set a hearing date for April 27, 2016.

On April 22, 2016, the defendants to the aforementioned litigation entered into a memorandum of understanding (the “MOU”) with counsel for the plaintiff, pursuant to which the Company agreed to make certain additional disclosures concerning the Merger, which were set forth in a Form 8-K filed with the SEC on April 27, 2016. In accordance with the terms of the MOU, the plaintiff agreed to stay the proceeding and to withdraw its request for a preliminary injunction. In addition, the MOU contemplates that, subject to the completion of confirmatory discovery by plaintiff’s counsel, the parties will enter into a stipulation of settlement. The stipulation of settlement contemplated by the parties will be subject to customary conditions, including court approval following notice to the Company’s stockholders. In the event that the parties enter into a stipulation of settlement, a hearing will be scheduled at which the Court will consider the fairness, reasonableness and adequacy of the settlement. If the settlement is finally approved by the Court, it will resolve and release all claims that were or could have been brought in any actions challenging any aspect of the Merger, the Merger Agreement and any disclosure made in connection therewith, pursuant to terms that will be disclosed to the Company’s stockholders prior to the Court’s final approval of the settlement. The MOU will not affect the amount of the consideration to be received by any of the Company’s stockholder in the Merger. There can be no assurance that the parties will ultimately enter into a stipulation of settlement, or that the Court will approve the settlement even if the parties were to enter into such stipulation. The MOU may be rendered null and void, if, among other reasons, (i) the Court fails to enter a final order and judgment approving the settlement, or (ii) the Merger Agreement is terminated by the parties thereto or the Merger is not consummated for any reason. On April 27, 2016, the Court entered an order vacating the preliminary injunction hearing and setting the schedule for completion of the settlement.
The Company cannot predict the outcome of or estimate the possible loss or range of loss from this matter. In addition to the above described lawsuit, the Company, the Bank and each of their subsidiaries are, from time to time, involved as plaintiff or defendant in various legal actions arising in the normal course of their businesses. While the ultimate outcome of any such proceedings cannot be predicted with certainty, it is generally the opinion of management, after consultation with counsel representing the Bank and the Company in any such proceedings, that the resolution of any such proceedings should not have a material effect on the Company's consolidated financial position or results of operations. The Company, the Bank and each of their subsidiaries are not aware of any material legal actions or other proceedings contemplated by governmental authorities outside of the normal course of business.
Item 1A.    Risk Factors
The discussion of our business and operations should be read together with the risk factors contained in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2015, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. With the exception of the risks described below, there have been no material changes to the risk factors set forth in the above-referenced filing as of March 31, 2016.
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
Uncertainty about the effect of the Merger on employees and clients has had and may continue to have an adverse effect on us. These uncertainties have impaired and may continue to impair our ability to attract, retain and motivate key personnel until the Merger is completed, and could cause clients and others that deal with us to seek to change their existing business relationships with us. Retention of employees has been and may continue to be challenging during the pendency of the Merger as employees experience uncertainty about their future roles. If the Merger were substantially delayed or terminated, the Company may need to hire additional personnel, and our business could be materially adversely affected. Further, if key employees depart because of issues relating to the uncertainty or a desire not to remain with the business, our business could be negatively affected. In addition, the Merger Agreement restricts us from making certain acquisitions and taking other specified actions without the consent of Great Western until the Merger occurs. These restrictions may prevent us from pursuing attractive business opportunities that may arise prior to the completion of the Merger.
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
If the Merger Agreement is terminated, our business may be adversely affected by the failure to pursue other beneficial opportunities due to the focus of management on the Merger. In addition, if the Merger Agreement is terminated, the market price of our common stock might decline to the extent that the current market price reflects a market assumption that the Merger will be completed. If the Merger Agreement is terminated and our Board of Directors seeks another merger or business combination, stockholders cannot be certain that we will be able to find a party willing to offer equivalent or more attractive consideration than the consideration Great Western has agreed to provide in the Merger. If the Merger Agreement is terminated under certain circumstances, we may be required to pay a termination fee of $5,000,000 plus certain of Great Western’s expenses up to a maximum of $1,000,000 to Great Western. Further, if the Merger Agreement is terminated, we may need to hire additional personnel to replace employees that have left following the entry into the Merger Agreement.
A lawsuit has been filed against the Company challenging the Merger, and additional lawsuits are possible.

On December 14, 2015, Shiva Y. Stein, a purported stockholder of the Company, filed a putative stockholder class action and derivative complaint in the Circuit Court of Minnehaha County, South Dakota captioned Stein v. HF Financial Corp., et al., No. 15-3373. The complaint was subsequently amended on March 7, 2016. The lawsuit names as defendants the Company, each of the current members of the Company’s Board of Directors and Great Western. The complaint asserts that the director defendants breached their fiduciary duties by purportedly failing to take adequate steps to enhance the Company’s stockholder value as a merger candidate by not acting independently to protect the interests of the Company’s stockholders and by failing to make adequate disclosure in the Registration Statement on Form S-4 as filed on March 3, 2016. The complaint further asserts that the Company and Great Western aided and abetted the purported breaches of fiduciary duty. The complaint seeks (i) a declaration that the action may be maintained as a class action; (ii) injunctive relief to prevent the consummation of the Merger; (iii) in the event the Merger is consummated, rescission of the transaction or rescissionary damages; (iv) an order directing the defendants to account to the plaintiff for damages because of alleged wrongdoing; (v) an award to plaintiff of costs and disbursements including attorneys’ and experts’ fees; and (vi) other relief as may be just and proper. On April 5, 2016, the plaintiff filed its Memorandum of Law in Support of Plaintiff's Motion for Preliminary Injunction. The Court set a hearing date for April 27, 2016.

On April 22, 2016, the defendants to the aforementioned litigation entered into a memorandum of understanding (the “MOU”) with counsel for the plaintiff, pursuant to which the Company agreed to make certain additional disclosures concerning the Merger, which were set forth in a Form 8-K filed with the SEC on April 27, 2016. In accordance with the terms of the MOU, the plaintiff agreed to stay the proceeding and to withdraw its request for a preliminary injunction. In addition, the MOU contemplates that, subject to the completion of confirmatory discovery by plaintiff’s counsel, the parties will enter into a stipulation of settlement. The stipulation of settlement contemplated by the parties will be subject to customary conditions, including court approval following notice to the Company’s stockholders. In the event that the parties enter into a stipulation of settlement, a hearing will be scheduled at which the Court will consider the fairness, reasonableness and adequacy of the settlement. If the settlement is finally approved by the Court, it will resolve and release all claims that were or could have been brought in any actions challenging any aspect of the Merger, the Merger Agreement and any disclosure made in connection therewith, pursuant to terms that will be disclosed to the Company’s stockholders prior to the Court’s final approval of the settlement. The MOU will not affect the amount of the consideration to be received by any of the Company’s stockholder in the Merger. There can be no assurance that the parties will ultimately enter into a stipulation of settlement, or that the Court will approve the settlement even if the parties were to enter into such stipulation. The MOU may be rendered null and void, if, among other reasons, (i) the Court fails to enter a final order and judgment approving the settlement, or (ii) the Merger Agreement is terminated by the parties thereto or the Merger is not consummated for any reason. On April 27, 2016, the Court entered an order vacating the preliminary injunction hearing and setting the schedule for completion of the settlement.

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

HF FINANCIAL CORP.

Date:	May 5, 2016	By:	/s/ STEPHEN M. BIANCHI
Stephen M. Bianchi, President and Chief Executive Officer (Principal Executive Officer)

Date:	May 5, 2016	By:	/s/ BRENT R. OLTHOFF
Brent R. Olthoff, Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description
2.1
Agreement and Plan of Merger between Great Western Bancorp, Inc. and HF Financial Corp. dated as of November 30, 2015 (incorporated by reference to Exhibit 2.1 from the Company's Current Report on Form 8-K dated November 30, 2015, file no. 033-44383).

10.1
Renewal Addendum No. 3 to Employment Agreement between Jon M. Gadberry and Home Federal Bank, dated March 30, 2016 (incorporated herein by reference to Exhibit 10.1 from the Company's Current Report on Form 8-K dated April 5, 2016).

10.2
Renewal Addendum No. 3 to Employment Agreement between Brent R. Olthoff and Home Federal Bank, dated March 30, 2016 (incorporated herein by reference to Exhibit 10.2 from the Company's Current Report on Form 8-K dated April 5, 2016).

10.3
Renewal Addendum No. 3 to Employment Agreement between Michael Westberg and Home Federal Bank, dated March 30, 2016 (incorporated herein by reference to Exhibit 10.3 from the Company's Current Report on Form 8-K dated April 5, 2016).

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